Form 10-Q
period 1997-11-01
SHOPPERS FOOD WAREHOUSE CORP
filed 1997-12-15
CIK 1043065

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED November 1, 1997
                                               ----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from                to
                                                        --------------
    -----------

Commission file number 333-32825
                       ---------

                       SHOPPERS FOOD WAREHOUSE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                 53-0231809
-----------------------------------------------       ---------------------
 (State or other jurisdiction of incorporation        (I.R.S. Employer
                or organization)                       Identification No.)

                   4600 Forbes Blvd., Lanham, Maryland, 20706
                   ------------------------------------------
                    (Address of principal executive office)
                                   (Zip Code)

                                 (301) 306-9600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    No X
   ---   ---

At December 15, 1997, Shoppers Food Warehouse Corp. had 23,333 1/3 shares of Class A Common Stock, nonvoting, $5.00 par value per share, outstanding and 10,000 shares of Class B Common Stock, voting, $5.00 par value per share, outstanding. The common stock of Shoppers Food Warehouse Corp. is not publicly traded.

Item 1.  Financial Statements

Certain consolidated financial statements included herein have been prepared by Shoppers Food Warehouse Corp. ("Shoppers" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Shoppers believes that the disclosures are adequate to make the information presented not misleading.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Shoppers' Form S-4 Registration Statement File No. 333-32825.

                          SHOPPERS FOOD WAREHOUSE CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (dollars and shares in thousands, except per share data)
                                   (Unaudited)

                               Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                               ------------------------ ------------------------
                               November 1,  November 2, November 1,  November 2,
                                  1997         1996        1997         1996
                               -----------  ----------- -----------  -----------
Sales                           $214,076     $205,470    $633,600     $625,123
Cost of sales                    165,707      160,518     486,071      483,992
                                --------     --------    --------     --------
    Gross profit                  48,369       44,952     147,529      141,131
                                --------     --------    --------     --------

Selling and administrative
  expenses                        41,627       39,217     118,304      113,596
Depreciation and
  amortization                     3,155        2,090       8,234        6,934
                                --------     --------    --------     --------
    Operating income               3,587        3,645      20,991       20,601

Interest income                      960        1,691       2,757        4,804
Interest expense                   5,514          383      15,906        1,445
                                --------     --------    --------     --------
Income(loss)before income,
  taxes, extraordinary item
  and cumulative effect of
  accounting change                 (967)       4,953       7,842       23,960
Income taxes (benefit)              (121)       1,655       3,730        8,234
                                --------     --------    --------     --------
Income (loss) before
  extraordinary item and
  cumulative effect of
  accounting change                 (846)       3,298       4,112       15,726
Extraordinary item:
  Loss on early
    extinguishment of debt,
    net of income taxes of
    $2,150                           -            -        (3,126)         -
Cumulative effect of
    accounting change, net
    of income taxes of
    $1,344                           -            -         1,729          -
                                --------     --------    --------     --------
Net income (loss)               $   (846)    $  3,298    $  2,715     $ 15,726
                                ========     ========    ========     ========

Earnings per common
  share data:
  Income (loss) before
    extraordinary item and
    cumulative effect of
    accounting change           $ (25.38)    $  98.94    $ 123.36     $ 471.78
  Extraordinary item:
    Loss on early
      extinguishment of
      debt                           -            -        (93.78)         -
  Cumulative effect of
      accounting change, net         -            -         51.87          -
                                --------     --------    --------     --------
  Net income (loss)             $ (25.38)    $  98.94    $  81.45     $ 471.78
                                ========     ========    ========     ========

                            (Continued on next page)

                          SHOPPERS FOOD WAREHOUSE CORP.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
            (dollars and shares in thousands, except per share data)
                                   (Unaudited)

                               Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                               ------------------------ ------------------------
                               November 1,  November 2, November 1,  November 2,
                                  1997         1996        1997         1996
                               -----------  ----------- -----------  -----------


Weighted average common
  shares outstanding                  33           33          33           33
                                ========     ========    ========     ========


Pro forma amounts assuming
  change is applied
  retroactively:
  Income before
    extraordinary item          $   (846)    $  3,202    $  4,112     $ 15,437
     Earnings per common
      share                     $ (25.38)    $  96.06    $ 123.37     $ 463.11
    Net income                  $   (846)    $  3,202    $  2,715     $ 15,437
    Earnings per common
      share                     $ (25.38)    $  96.06    $  81.46     $ 463.11



        The accompanying notes are an integral part of these statements.

                          SHOPPERS FOOD WAREHOUSE CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                              (Unaudited)  (Audited)
                                              November 1, February 1,
ASSETS                                           1997        1997
                                              ----------- -----------
Current Assets:
  Cash and short-term instruments              $ 11,544    $ 13,739
  Marketable debt securities                     23,029      94,999
  Accounts receivable                             6,890       9,244
  Merchandise inventories                        30,929      29,699
  Prepaid income taxes                              951         -
  Deferred income tax benefit                     4,660         -
  Prepaid expenses                                1,725       2,056
  Due from affiliate                                522         522
                                               --------    --------
                                                 80,250     150,259
                                               --------    --------

Property and Equipment, at cost:
  Land and buildings                              7,503       9,120
  Store and warehouse equipment                  63,918      78,737
  Office and automotive equipment                 2,082       3,767
  Leasehold improvements                          3,842       4,412
                                               --------    --------
                                                 77,345      96,036
  Accumulated depreciation and amortization      37,363      73,944
                                               --------    --------
        Net property and equipment               39,982      22,092
                                               --------    --------

Deferred Income Taxes                               -         5,853
Deferred Financing Costs                          6,556         -
Goodwill                                        146,049         -
Lease Rights                                     11,842         -
Note Receivable from parent                      10,000         -
Other Assets                                        866         804
                                               --------    --------

  Total assets                                 $295,545    $179,008
                                               ========    ========



      The accompanying notes are an integral part of these balance sheets.

                          SHOPPERS FOOD WAREHOUSE CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                     (Unaudited)  (Audited)
                                                     November 1, February 1,
LIABILITIES AND STOCKHOLDERS' EQUITY                    1997        1997
                                                     ----------- -----------
Current Liabilities:
  Accounts payable                                    $ 40,064    $ 41,830
  Accrued interest                                       6,933         -
  Accrued expenses
    Salaries and benefits                                5,877       4,886
    Taxes other than income                              2,484       2,903
    Other                                               11,572       6,469
  Income taxes payable                                     -         1,391
                                                      --------    --------
                                                        66,930      57,479
                                                      --------    --------

Senior Notes due 2004                                  200,000         -
Capital Lease Obligations                               11,604      10,035
Deferred Income Taxes                                    9,337         -
Other Liabilities                                        2,681       7,006
                                                      --------    --------
    Total liabilities                                  290,552      74,520
                                                      --------    --------

Commitments and Contingencies
Stockholders' Equity:
  Class A common stock, nonvoting, par value
    $5.00 per share, 25,000 shares authorized;
    23,333 1/3 shares issued                               117         117
  Class B common stock, voting, par value
    $5.00 per share, 25,000 shares authorized;
    10,000 shares issued                                    50          50
  Unrealized gain on short-term investments                 34         -
  Retained earnings                                      4,792     104,321
                                                      --------    --------
    Total stockholders' equity                           4,993     104,488
                                                      --------    --------
    Total liabilities and stockholders'
      equity                                          $295,545    $179,008
                                                      ========    ========



      The accompanying notes are an integral part of these balance sheets.

                          SHOPPERS FOOD WAREHOUSE CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)


                                                                          Thirty-Nine Weeks Ended
                                                                          -----------------------
                                                                          November 1, November 2,
                                                                             1997        1996
                                                                          ----------- -----------
Cash Flows from Operating Activities:
Net income                                                                 $  2,715    $ 15,726
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                             8,234       6,934
    Cumulative effect of accounting change                                   (1,729)        -
    Amortization of deferred financing costs                                  1,201         -
    Interest in excess of capital lease payments                                209         193
    Provision for closed stores                                                 -           294
    Write-off of Increasing Rate Notes
      financing costs                                                         5,276         -
    Increase in deferred rent liability                                         704         408
  Change in assets and liabilities:
    Accounts receivable                                                       2,354       2,469
    Merchandise inventories                                                  (1,230)        480
    Prepaid income taxes                                                       (951)        -
    Prepaid expenses                                                            331         (11)
    Other assets                                                                (62)        216
    Accounts payable                                                         (1,766)     (1,877)
    Accrued interest on Senior Notes                                          6,589         -
    Accrued expenses                                                          2,187         367
    Income taxes payable                                                     (1,391)     (2,470)
    Closed store reserve                                                       (276)       (362)
    Deferred income taxes                                                      (190)        274
    Deferred income                                                          (1,308)        737
                                                                           --------    --------
      Net cash provided by operating activities                            $ 20,897    $ 23,378
                                                                           --------    --------

Cash Flows from Investing Activities:
  Capital expenditures                                                     $ (8,819)   $ (7,127)
  Purchase of United States Treasury Notes                                  (32,693)    (68,270)
  Maturities of Unites States Treasury Notes                                 14,723      58,812
  Sale of United States Treasury Notes                                       90,558         -
                                                                           --------    --------
    Net cash provided by(used in)investing
      activities                                                           $ 63,769    $(16,585)
                                                                           --------    --------

Cash Flows from Financing Activities:
  Payments for acquisition and deferred financing
    costs                                                                  $(13,843)   $    -
  Proceeds from Senior Notes                                                200,000         -
  Repayment of Increasing Rate Notes                                       (140,000)        -
  Restricted Proceeds                                                       (50,218)        -
  Release of Restricted Proceeds                                             50,000         -
  Note receivable from parent                                               (10,000)        -
  Dividends to shareholder                                                  (50,000)    (10,000)
  Payment for acquisition debt                                              (72,800)        -
                                                                           --------    --------
    Net cash used in financing activities                                  $(86,861)   $(10,000)
                                                                           --------    --------

                          SHOPPERS FOOD WAREHOUSE CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (dollars in thousands)
                                   (Unaudited)

                                                  Thirty-Nine Weeks Ended
                                                  -----------------------
                                                  November 1, November 2,
                                                     1997        1996
                                                  ----------- -----------
Net decrease in cash and equivalents               $ (2,195)   $ (3,207)
Cash and equivalents, beginning of period            13,739      12,478
                                                   --------    --------

Cash and equivalents, end of period                $ 11,544    $  9,271
                                                   ========    ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for
    Interest                                       $  4,497    $    510
    Income taxes                                      4,191       3,448

Supplemental disclosure of noncash activities:

In conjunction with the acquisition of a 50% interest in the Company, $210 million of debt was pushed down into the Company's financial statements, (see
Note 5).


        The accompanying notes are an integral part of these statements.

                          SHOPPERS FOOD WAREHOUSE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      November 1, 1997 and November 2, 1996
                                   (Unaudited)

NOTE 1 - GENERAL

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

The accompanying condensed interim financial statements as of November 1, 1997 and for the 39 weeks ended November 1, 1997 and November 2, 1996 of the Company have been prepared by Shoppers Food Warehouse Corp. (the "Company") without an audit. Certain information and footnote disclosures normally included in the financial statements in accordance with generally accepted accounting principles have been omitted from the accompanying interim financial statements.

In the opinion of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position of the Company as of November 1, 1997, and the results of its operations for the 39 weeks ended November 1, 1997 and November 2, 1996. The results of operations for the quarter ended November 1, 1997 are not necessarily indicative of the results to be achieved for the full fiscal year.

NOTE 2 - EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of shares of common stock outstanding during the periods.

In March 1997 the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. The Company does not expect the implementation of SFAS No. 128 to have a material effect on the primary earnings per share reflected in the accompanying financial statements.

NOTE 3 - INTERIM INVENTORY ESTIMATES

The Company's inventories are priced at the lower of last-in, first-out ("LIFO") cost or market. At November 1, 1997 and February 1, 1997 inventories determined on a first-in, first-out basis would have been greater by approximately $5,053,000 and $4,375,000, respectively. Net income would have been higher by approximately $675,000 in both 39 week periods ended November 1, 1997 and November 2, 1996.

The Company takes a physical inventory on a store by store basis of its grocery, frozen food, dairy and health and beauty care departments

                          SHOPPERS FOOD WAREHOUSE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                      November 1, 1997 and November 2, 1996
                                   (Unaudited)


semiannually and the Company uses a gross profit method to determine inventories for those departments for quarters when complete physical counts are not taken. The Company took a physical inventory in 12 of the 37 stores for these departments for the quarter ended November 1, 1997. All perishable departments are inventoried monthly.

NOTE 4 - SHORT-TERM INSTRUMENTS AND MARKETABLE DEBT SECURITIES

The Company's short-term instruments included United States Treasury Bills, with a maturity of three months or less, and money market funds. Marketable debt securities included United States Treasury Notes and United States Agency Securities.

Effective February 1, 1997, the Company classifies its marketable debt securities as available-for-sale. At November 1, 1997, market value was approximately $34,000 greater than cost, net of income taxes, and the Company had no investments that qualified as trading or held-to-maturity.

The amortized cost of debt securities classified as available-for-sale is adjusted for amortization premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in interest income. The cost of securities sold is based on the specific identification method.

NOTE 5 - ACQUISITION

On February 6, 1997, Dart Group Corporation ("Dart") acquired the 50% interest in Shoppers that it did not already own for $210 million (the "Acquisition") and Shoppers became a wholly owned subsidiary of Dart. Dart financed the Acquisition through the application of $137.2 million in net proceeds raised from an offering of Increasing Rate Senior Notes due 2000 (the "Increasing Rate Notes") of SFW Acquisition Corp., a newly created wholly-owned indirect subsidiary of Dart, and $72.8 million of bridge financing (the "Bridge Loan") provided by a bank. Immediately after the Acquisition, SFW Acquisition Corp. merged into Shoppers (with Shoppers becoming obligor on the Increasing Rate Notes) and Shoppers repaid the Bridge Loan from its existing cash and the liquidation of certain short-term investments.

The Acquisition was recorded using the purchase method of accounting and Dart's interest in Shoppers has been pushed down into the accompanying financial statements. The purchase price has been allocated to the assets and liabilities of Shoppers and the remaining excess purchase price over the net assets acquired of $148.8 million represents goodwill which will be amortized over 40 years. In connection with the Acquisition, the Company adopted Dart's method of depreciating property and equipment on a straight line basis. Prior to the Acquisition, the Company used accelerated depreciation methods.

                          SHOPPERS FOOD WAREHOUSE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                      November 1, 1997 and November 2, 1996
                                   (Unaudited)

The following pro forma analysis gives effect to the change in depreciation method assuming the depreciation method was applied retroactively.

                                        July 2,            July 1,          June 29,        February 1,
                                         1994               1995             1996              1997
                                      (52 weeks)         (52 weeks)       (52 weeks)        (31 weeks)
                                      ----------         ----------       ----------        -----------
Pro forma amounts:
 Net income                             $13,961           $19,170          $18,413             $10,186
  Earnings per common
    share                               $418.83           $575.10          $552.39             $305.58

Historical amounts:
 Net income                             $12,929           $19,526          $18,703             $10,455
  Earnings per common
    share                               $387.87           $585.78          $561.09             $313.65

Pro forma operating results for the 52 weeks ended February 1, 1997 and the 39 weeks ended November 2, 1996 reflect the Acquisition as if it had occurred on February 4, 1996. The pro forma results reflect the push down of all acquisition entries, including additional amortization of intangibles, interest on the acquisition related debt, amortization of deferred financing costs as well as deprecation adjustments for the new basis of assets as of the Acquisition.

                                        Pro Forma
                           ------------------------------------
                            52 Weeks Ended      39 Weeks Ended
                           February 1, 1997    November 2, 1996
                           ----------------    ----------------
Sales                         $ 850,875           $ 625,123
Income before taxes               7,793               5,682
Income before
  extraordinary item
  and cumulative effect
  of accounting change            3,660               2,387

NOTE 6 - LONG-TERM DEBT

In June 1997, Shoppers refinanced the Increasing Rate Notes with $200.0 million aggregate principal amount of 9 3/4% Senior Notes due 2004 (the "Senior Notes"). The net proceeds from the Senior Notes was $193.5 million (after fees and expenses of approximately $6.5 million) of which $143.5 million was used to repay the Increasing Rate Notes (including interest) and $50.0 million (the "Restricted Proceeds") was paid to Dart in the form of a $40 million dividend and a $10 million loan for settlements with certain Dart shareholders (Haft family members). Interest on the Senior Notes accrued from the date of issuance and is payable semi-annually in arrears on each June 15 and December 15, commencing December 15, 1997. The Senior Notes have certain covenants including limitations on additional indebtedness and are guaranteed by the capital stock of Shoppers. The

                          SHOPPERS FOOD WAREHOUSE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                      November 1, 1997 and November 2, 1996
                                   (Unaudited)

Company is currently in compliance with all covenants.

The Senior Notes are fully and unconditionally guaranteed by SFW Holding Corp. ("Holdings"), the immediate parent of the Company. The guarantee is secured by a first priority security interest in the capital stock of the Company owned by Holdings.

Prior to the Acquisition, Holdings had no material assets, liabilities or operations independent of the Company. As of the Acquisition date, Dart contributed its initial 50% interest in the Company to Holdings for 100% of the stock of Holdings. This interest was recorded at Dart's carryover basis. Subsequent to the merger of SFW Acquisition Corp. into the Company, Holdings became the immediate parent of the Company. Holdings' sole purpose is to own the Company's stock.

Since Holdings' sole asset is its investment in the Company and the accounting for the Acquisition was pushed down into the Company's financial statements, the post acquisition consolidated financial statements of Holdings are substantially the same as the Company's consolidated financial statements. Accordingly, no separate financial statements of Holdings are presented because this information would not be material to investors.

NOTE 7 - SETTLEMENT OF LITIGATION

Settlement with Robert, Gloria and Linda Haft

On September 26, 1997, the Company and Dart, which owns all of the Company's outstanding common stock, closed the transactions contemplated in an agreement, dated August 16, 1997, to settle certain litigation and enter other related transactions (the "RGL Settlement") with Robert M. Haft, Gloria G. Haft, Linda
G. Haft and certain related parties (collectively "RGL").

The transactions completed by the closing of the RGL Settlement between Dart and RGL include: the purchase by Dart from RGL of 104,976 shares of Dart Class B Common Stock and 77,244 shares of Dart Class A Common Stock; the termination of options held or claimed by RGL to purchase shares of Dart Class A Common Stock; the termination of putative options to purchase 15 shares of Dart/SFW Corp., and the termination of a small number of options to purchase shares of common stock of Trak Auto Corporation ("Trak Auto") and Crown Books Corporation ("Crown Books"), affiliates of Dart. Dart paid RGL a total of approximately $41.0 million in connection with these transactions.

In addition, Dart acquired all of Robert M. Haft and Linda G. Haft's respective interests in partnerships owning Dart's headquarters building in Landover, Maryland and a warehouse leased by Trak Auto in Bridgeview, Illinois for $4.4 million. Dart paid for the RGL Settlement with the

                          SHOPPERS FOOD WAREHOUSE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                      November 1, 1997 and November 2, 1996
                                   (Unaudited)

Restricted Proceeds and the Company paid the Restricted Proceeds to Dart in the form of a $40 million dividend and a $10 million loan.

The closing of the RGL Settlement resulted in the termination of the pending claim by RGL to control of Dart and the settlement of all litigation between them and Dart and its subsidiaries.

Settlements with Herbert H. Haft and Ronald S. Haft

On October 16, 1997, Dart announced settlements (the "Settlements") with Herbert
H. Haft and Ronald S. Haft pursuant to a settlement agreement with Herbert H. Haft (the "HHH Settlement Agreement"), a First Supplemental Settlement Agreement with Ronald S. Haft (the "First Supplemental Agreement") and a Second Supplemental Settlement Agreement with Ronald S. Haft (the "Second Supplemental Agreement"). The Settlements were subsequently approved by the Delaware Court of Chancery on November 24, 1997.

The transactions contemplated in the HHH Settlement Agreement include: the purchase by Dart from Herbert H. Haft of all his shares of, and options to purchase, Dart Class A Common Stock; that Herbert H. Haft will resign from all of his positions with Dart and its subsidiary corporations; that Herbert H. Haft will relinquish his claim to voting control of Dart and that Herbert H. Haft will terminate his employment contract with Dart. In addition, all outstanding litigation and disputes between Dart and Herbert H. Haft will be resolved. As consideration for the Settlements, Dart will pay Herbert H. Haft approximately $28 million upon closing, including $9.25 million which may be deferred until June 1, 1998 if the closing occurs before then. Dart will also make a $10 million loan to a partnership owned by Herbert H. Haft and Ronald S. Haft, which loan will be personally guaranteed by Ronald S. Haft and will be secured by the partnership's interest in three shopping centers located in suburban Washington, D.C. and by a one-half indirect interest in the Company's headquarters building in Lanham, Maryland leased from a partnership in which the Haft's own one-half of the partnership interest. The Company will loan Dart an additional $25 million for the Settlements as permitted by the covenants under the Senior Notes.

The transactions contemplated in the First Supplemental Agreement include: completion of bankruptcy plans of reorganization for partnerships owning Dart's headquarters in Landover, Maryland and a warehouse leased to Trak Auto in Bridgeview, Illinois; payment by Dart of $7 million to reduce outstanding mortgage loans on these properties, which will thereafter be wholly-owned by Dart and/or its affiliates; and Ronald S. Haft will pay $2.2 million to Dart from escrowed funds previously earmarked for Ronald S. Haft.

                          SHOPPERS FOOD WAREHOUSE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                      November 1, 1997 and November 2, 1996
                                   (Unaudited)

On November 19, 1997, the transactions contemplated in the First Supplemental Agreement were closed.

The closing of the settlement transactions with Herbert H. Haft are expected to occur in early 1998. There can be no assurance that the closing will occur. Under the Second Supplemental Agreement, after the closing of the transactions contemplated in the HHH Settlement Agreement, Dart will be entiled to require that the shares now held in a Voting Trust for the benefit of Ronald S. Haft to be transferred to Dart.

NOTE 8 - LEGAL PROCEEDINGS

In the ordinary course of business, Shoppers is party to various legal actions that the Company believes are routine in nature and incidental to the operation of its business. The Company believes that the outcome of the proceedings to which Shoppers currently is party will not have a material adverse effect upon the business, financial condition and results of operations. Dart however, is a party to certain legal proceedings that could have an adverse effect on the Company's business, financial conditions and results of operations.

NOTE 9 - STOCKHOLDERS' EQUITY

The following represents the changes in retained earnings for the 39 weeks ended November 1, 1997:

Balance, February 1, 1997                $ 104,321
   Merger of SFW Acquisition Corp.         (52,244)
   Dividends paid                          (50,000)
   Net income                                2,715
                                         ---------
Balance, November 1, 1997                $   4,792
                                         =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Outlook

Except for historical information, statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking. Actual results may differ materially due to a variety of factors, including the Company's ability to open new stores, the effect of regional economic conditions and the Company's ability to compete in the highly competitive supermarket industry in the greater Washington, D.C. metropolitan area. Shoppers believes that it will face increased competition in the future from other supermarket chains and intends to compete aggressively against existing and new competition.

Litigation involving the control of Dart could adversely affect the Company's business, financial condition and results of operations. On December 6, 1995, the Delaware Court of Chancery entered the Standstill Order, which restricts certain actions by Dart. Without further order of the court, Dart may not (i) change its certificate of incorporation or bylaws; (ii) change the current composition of Dart's board of directors or any of its subsidiaries; (iii) change the current Haft family officers of Dart or any of its subsidiaries; or
(iv) issue any additional securities of Dart or any of its subsidiaries (except employee stock options issued in the ordinary course of business). In addition, without first giving Herbert H. Haft and certain other litigants not less than seven days' written notice, Dart may not take any extraordinary actions, including but not limited to actions that would result in (a) the liquidation of Dart or any of its subsidiaries, (b) the sale of any major subsidiary of Dart or
(c) a disadvantage to any Class B stockholder of Dart through any debt transactions. For purposes of the Standstill Order, the phrase "extraordinary actions" means any transaction, contract or agreement, the value of which exceeds $3.0 million.

Liquidity and Capital Resources

The Company's principal sources of liquidity are expected to be cash flow from operations and borrowings under a credit facility (the "New Credit Facility") that the Company is seeking to enter into with a bank or other third party to borrow (under a line of credit and letters of credit) up to an aggregate of $25 million. It is anticipated that the Company's principal uses of liquidity will be to provide working capital, finance capital expenditures, meet debt service requirements and loan up to $25 million to Dart for the Haft Settlements.

Letters of credit have been issued by NationsBank N.A. in connection with the Company's workers' compensation insurance in the amount of approximately $6.7 million as of November 1, 1997. These letters of credit will mature at various dates through December 1998.

During the 39 weeks ended November 1, 1997, operating activities generated $20.9 million of cash. One of the principal uses of cash in the Company's operating activities is inventory purchases. However, Shoppers' relatively high inventory turnover enables the Company to finance a substantial portion of its inventory through trade payables, thereby allowing the Company to use cash from operations for non-current purposes such as

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

financing capital expenditures and other investing activities.

For the 39 weeks ended November 1, 1997, investing activities provided $63.8 million to Shoppers from the net disposition of $72.6 million of marketable debt securities, which amount was partially offset by $8.8 million of capital expenditures.

Shoppers estimates that it will make capital expenditures of approximately $10.9 million during the 52 weeks ended January 31, 1998. Such expenditures relate to three new store openings as well as routine expenditures for equipment and maintenance. Management expects that these capital expenditures will be financed primarily through cash flow from operations and the New Credit Facility. Capital expenditures for two stores scheduled to open in the following two fiscal years are estimated to be approximately $7.0 million.

In February 1997, $137.2 million of the net proceeds from the sale of the Increasing Rate Notes and $72.8 million of Shoppers' cash, cash equivalents and short-term investments were used to fund the Acquisition. In addition, Shoppers paid approximately $6.9 million in fees and expenses incurred by Dart in connection with the Acquisition. On February 6, 1997, the Company also declared a dividend of $10.0 million that was paid on May 30, 1997.

In June 1997, Shoppers sold $200.0 million aggregate principal amount of its Senior Notes due 2004 (the "Senior Notes"). The net proceeds of the offering was approximately $193.5 million. Shoppers used approximately $143.5 million of the net proceeds to repay its Increasing Rate Notes due 2000 (including accrued and unpaid interest through the date of redemption). The remaining net proceeds were paid to Dart for a settlement with Robert M., Gloria G. and Linda G. Haft on September 26, 1997 in the form of a $40 million dividend and a $10 million loan.

Shoppers' current interest expense consists primarily of interest on the Senior Notes and capital lease obligations. Interest expense increased $14.5 million from $1.4 million during the 39 weeks ended November 2, 1996 to $15.9 million during the 39 weeks ended November 1, 1997 due to interest paid on the Increasing Rate Notes and interest accrued on the Senior Notes.

The Company believes that cash flows from Shoppers' operations and borrowings under the New Credit Facility will be adequate to meet its anticipated requirements for working capital, debt service and capital expenditures over the next few years. However, there can be no assurances that Shoppers will generate sufficient cash flow from operations or that it will be able to borrow under the New Credit Facility.

Results of Operations

The Company opened three new stores since July 1997 for a store count of 37 at November 1, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Sales increased by $8.5 million, from $625.1 million during the 39 weeks ended November 2, 1996 to $633.6 million during the 39 weeks ended November 1, 1997. Sales increased by $8.6 million, from $205.5 million during the 13 weeks ended November 2, 1996 to $214.1 million during the 13 weeks ended November 1, 1997. The sales increases were due to the three new stores opened since July 1997. Comparable store sales decreased 1.7% and 4.0% during the 39 weeks and 13 weeks ended November 1, 1997, respectively. The decreases in comparable store sales were primarily due to the new stores drawing customers from existing stores and competitive market conditions.

Gross profit increased by $6.4 million (4.5%), from $141.1 million during the 39 weeks ended November 2, 1996 to $147.5 million during the 39 weeks ended November 1, 1997 and increased by $3.4 million (7.6%), from $45.0 million during the 13 weeks ended November 2, 1996 to $48.4 million during the 13 weeks ended November 1, 1997. Gross profit, as a percentage of sales, increased to 23.3% and 22.6% during the 39 weeks and 13 weeks ended November 1, 1997, respectively from 22.6% and 21.9% during the 39 weeks and 13 weeks ended November 2, 1996. The increases were primarily due to a more proactive pricing strategy on selected items, to a reduction in the number of items which are offered at special discounts on a weekly basis in stores, and to a higher allowance income achieved through increased vendor participation.

Selling and administrative expenses increased by $4.7 million (4.1%), from $113.6 million during the 39 weeks ended November 2, 1996 to $118.3 million during the 39 weeks ended November 1, 1997 and increased by $2.4 million (6.1%), from $39.2 million during the 13 weeks ended November 2, 1996 to $41.6 million during the 13 weeks ended November 1, 1997. Selling and administrative expenses, as a percentage of sales, increased from 18.2% and 19.1% during the 39 weeks and 13 weeks ended November 2, 1996 to 18.7% and 19.4% during the 39 weeks and 13 weeks ended November 1, 1997. The increases were primarily attributable to increased payroll costs associated with negotiated union rates and store remodeling and to expenses associated with the new stores opened since July 1997.

Depreciation and amortization increased $1.3 million from $6.9 million during the 39 weeks ended November 2, 1996 to $8.2 million during the 39 weeks ended November 1, 1997 and increased $1.1 million from $2.1 million during the 13 weeks ended November 2, 1996 to $3.2 million during the 13 weeks ended November 1, 1997. The increases were primarily due to additional depreciation and amortization associated with goodwill and lease rights, as well as with fixed assets purchased for the new stores opened since July 1997 offset by a reduction of assets becoming fully depreciated in 1997 and 1996. In connection with the Acquisition, the Company commenced using Dart's method of depreciating property and equipment on a straight-line basis. Prior to the Acquisition, the Company used accelerated methods. The cumulative effect of this change in accounting principle has been recorded in the interim financial statements for the nine months ended November 1, 1997. Depreciation expense for the 39 weeks ended November 2, 1996 would have been $0.2 million more using the straight-line basis.

Operating income was $21.0 million and $3.6 million for the 39 weeks and 13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

weeks ended November 1, 1997 compared to $20.6 million and $3.6 million during the same periods in the prior year. The increases were primarily as a result of higher gross profit, partially offset by selling and administrative expenses and increased depreciation and amortization.

Interest income decreased $2.0 million and $0.7 million during the 39 weeks and 13 weeks ended November 1, 1997 compared to the 39 weeks and 13 weeks ended November 2, 1996 due to a reduction of funds available for short-term investing as a result of the repayment of the bridge financing associated with Acquisition.

Interest expense increased $14.5 million from $1.4 million during the 39 weeks ended November 2, 1996 to $15.9 million during the 39 weeks ended November 1, 1997 as a result of interest paid on the Increasing Rate Notes, interest accrued on the Senior Notes and the amortization of financing costs.

The effective income tax rate for the 39 weeks ended November 1, 1997 was 47.6% compared to 34.4% for the 39 weeks ended November 2, 1996. The increase was primarily attributable to nondeductible amortization of acquisition related goodwill.

On June 26, 1997 the Company sold $200 million aggregate principal amount of its 9.75% senior notes due 2004. Net proceeds were used on July 25, 1997 to repay $143.3 million (including approximately $3.3 million of accrued and unpaid interest) of the existing Increasing Rate Notes and to pay $50.0 million into an escrow account to be used by Dart if and when it consummates a settlement with certain of its shareholders. As a result of this transaction, $5.3 million, representing an unamortized portion of the financing costs incurred to secure initial senior indebtedness, were expensed as an extraordinary item, net of taxes of approximately $1.9 million.

Net income decreased by $13.0 million, from $15.7 million during the 39 weeks ended November 2, 1996 to $2.7 million during the 39 weeks ended November 1, 1997 and by $4.1 million, from $3.3 million during the 13 weeks ended November 2, 1996 to a net loss of $0.8 million during the 13 weeks ended November 1, 1997. These decreases were primarily attributable to increased interest expense associated with the Company's indebtedness and the extraordinary item discussed above offset by the cumulative effect of the change in accounting principle.

Effect of New Accounting Standard

In February 1997, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards ("SFAS") No. 128 Earnings Per Share. SFAS No. 128 replaces the presentation of primary earnings per share, previously presented by the Company, with basic earnings per share and requires a reconciliation of the numerator and denominator of basic earnings per share to fully diluted earnings per share. Fully diluted earnings per share is computed similarly to the previous requirements. The Company will be required to adopt SFAS No. 128 in the fourth quarter of fiscal 1998 and to restate all previously presented earnings per share data.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The presentation of the Company's basic earnings per share under SFAS No. 128 is greater than the amounts presented herein as primary earnings per share.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 Reporting Comprehensive Income. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company will adopt SFAS No. 130 in the first quarter of fiscal 1999 and will provide the necessary disclosures.

PART II

Item 1.       Legal Proceedings

         Haft Litigation involving Dart Group Corporation and its Subsidiaries

         Over the past three years, there has been significant litigation involving the control of Dart Group Corporation ("Dart"), the Company's parent. On September 7, 1994, the Board of Directors of Dart established an Executive Committee comprised of Dart's outside directors to conduct the affairs of Dart with respect to matters that were the subject of dispute between the then Chairman of the Board and Chief Executive Officer of Dart, Herbert H. Haft, and the then President and Chief Operating Officer of Dart, Ronald S. Haft. Beginning in the fall of 1994, the Executive Committee assumed day-to-day involvement in Dart's management. In April 1996, the Board of Directors of Dart authorized the Executive Committee to conduct the affairs of Dart with respect to matters that are the subject of dispute between Dart and its present Co-Chairman, or in connection with which Dart and its present Co-Chairman have adverse interests, and to continue to oversee the day-to-day management of Dart. Dart has filed three lawsuits against Herbert H. Haft alleging various improper actions by him.

         On October 6, 1995, Dart and Ronald S. Haft entered into a settlement of litigation initiated by Ronald S. Haft to obtain control of Dart through the exercise of certain disputed stock options, and other related transactions (the "RSH Settlement"). The RSH Settlement transactions are subject to legal challenge and, through such litigation, Herbert H. Haft seeks control of Dart. If he succeeds in litigation to obtain control of Dart (in excess of 35% of the voting stock of Dart), it would constitute a Change in Control under the Indenture permitting the Holders, subject to certain conditions, to require the Company to repurchase any or all of the Senior Notes at a price equal to 101% of the principal amount thereof, plus any accrued and unpaid interest to the date of repurchase. There can be no assurance that the Company will have sufficient funds available to purchase all of the outstanding Senior Notes were they to be tendered in response to a Change in Control. A Change in Control resulting from the Haft litigation would make it more difficult for the Company to obtain funds through a refinancing for such purpose.

         In connection with the legal challenges to the RSH Settlement, on December 6, 1995, the Delaware Court of Chancery entered a Standstill Order (the "Standstill Order"), which restricts certain actions by Dart. Without further order of the court, Dart may not, among other things, (i) change the current composition of the Board of Directors of Dart or any of its subsidiaries or (ii) issue any additional securities of Dart or any of its subsidiaries. In addition, without first giving certain litigants not less than seven days' written notice, Dart may not take any extraordinary actions, including but not limited to actions that would result in (a) the liquidation of Dart or any of its subsidiaries or (b) the sale of any major subsidiary of Dart. For purposes of the Standstill Order, the Company is a "subsidiary" of Dart and the phrase "extraordinary actions" means any transaction, contract or agreement, the value of which exceeds $3 million.

         Settlements with the Hafts

         On September 26, 1997, Dart consummated the RGL Settlement pursuant to which Dart resolved certain disputes with Robert M. Haft, Gloria G. Haft and Linda G. Haft concerning control of Dart.

         On October 17, 1997, Dart entered into settlements with Herbert H. Haft and Ronald S. Haft pursuant to a settlement agreement with Herbert H. Haft (the "HHH Settlement Agreement"), a First Supplemental Settlement Agreement with Ronald S. Haft (the "First Supplemental Agreement") and a Second Supplemental Settlement Agreement with Ronald S. Haft (the "Second Supplemental Agreement"). The transactions contemplated in the First Supplemental Agreement were closed on or about November 20, 1997. On November 24, 1997, after a fairness hearing, the Delaware Chancery Court approved the settlements as fair and reasonable and authorized the dismissal of derivative litigation in which Herbert H. Haft, Ronald S. Haft and certain Dart directors were defendants. It is expected that the transactions contemplated in the HHH Settlement Agreement and the Second Supplemental Settlement Agreement will close in January 1998, although no assurances can be made that the closing will not be delayed beyond January, 1998.

         Upon the closing of those settlements, Herbert H. Haft will (a) sell to Dart all of his shares of Dart Class A Common Stock, and shares of and options to purchase stock of Trak Auto Corporation and Crown Books Corporation, Dart subsidiaries, (b) retire from all of his positions with Dart and its subsidiary corporations, (c) relinquish his claim to voting control of Dart, (d) terminate his employment agreement with Dart, and (e) sell to Dart various real estate interests. In addition, all outstanding litigation and disputes between Dart and Herbert H. Haft will be dismissed. As consideration for the settlements, Dart will pay Herbert H. Haft approximately $28 million upon closing, of which amount $9.25 million may be deferred until June 1, 1998 if the closing occurs before then. Dart also will make a secured $10 million loan to a partnership owned by Herbert H. Haft and Ronald S. Haft and Dart and Herbert H. Haft will exchange mutual general releases.

         Reference is made to the public filings made by Dart with the Commission for further information about the above described matters.

Other

         In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, liabilities, if any, will not have a material adverse effect upon the consolidated financial condition and results of operations of the Company.

Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibits

                   Number           Document

                   27               Financial Data Schedule

              (b)  Reports on Form 8-K

                   None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SHOPPERS FOOD WAREHOUSE CORPORATION

Date: December 15, 1997           By:  William White
      --------------------             -----------------------
                                       WILLIAM WHITE
                                       President

Date: December 15, 1997                JACK BINDER
      --------------------             -----------------------
                                       Jack Binder
                                       Chief Financial Officer