Form 10-K
period 1998-01-31
SHOPPERS FOOD WAREHOUSE CORP
filed 1998-05-01
CIK 1043065

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
                                   (Mark One)
(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 1998

    ( ) Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period

                         from __________  to __________

                     Commission file number    333-32825

                         SHOPPERS FOOD WAREHOUSE CORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                    52-1281465
------------------------------------          ------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

4600 Forbes Blvd., Lanham, Maryland                     20706
-----------------------------------          ------------------------------
    (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code       (301) 306-9600
                                                     ----------------------
Securities registered pursuant to Section 12(b) of the Act:           NONE
         Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.01 Per Share
-------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

At May 1, 1998, the registrant had 33,333 shares of Class A Common Stock, nonvoting, $5.00 par value per share, outstanding and 10,000 shares of Class B Common Stock, voting, $5.00 par value per share, outstanding. The common stock of Shoppers Food Warehouse Corp. Is not publicly traded.

The exhibit index begins at page 64 of this Form 10-K.

                               Table of Contents

                                     PART I

                                                                                     Page
                                                                                     ----
         Item 1.  Business                                                             3

         Item 2.  Properties                                                           9

         Item 3.  Legal Proceedings                                                   11

         Item 4.  Submission of Matters to a Vote of
                  Security Holders                                                    16

                                       PART II
                                       -------

         Item 5.  Market for the Registrant's Common
                  Equity and Related Stockholder Matters                              16

         Item 6.  Selected Financial Data                                             17

         Item 7.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                          21

         Item 8.  Financial Statements and Supplementary Data                         28

         Item 9.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                              55

                                       PART III
                                       --------

         Item 10. Directors and Executive Officers of the
                  Registrant                                                          56

         Item 11. Executive Compensation                                              59

         Item 12. Security Ownership of Certain Beneficial
                  Owners and Management                                               61

         Item 13. Certain Relationships and Related Transactions                      62

                                       PART IV
                                       -------

         Item 14. Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K                                             64

                                     PART I

Forward Looking Statements

Statements in this report that are not historical in nature, including references to beliefs, anticipations or expectations, are forward-looking.
Such statements are subject to a wide variety of risks and uncertainties that could cause actual results to differ materially from those projected, including without limitation the consummation of the Merger (as defined below), the ability of the Company (as defined below) to open new stores, the availability of capital to fund operations, the effect of regional economic conditions, the effect of increased competition in the markets in which the Company operates and other risks described from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the results of any revisions to these forward-looking statements, which revisions may be made to reflect any future events or circumstances, other than through its regular quarterly and annual financial statements, and through the accompanying discussion and analysis.

Item 1.  Business

Shoppers Food Warehouse Corp. ("Shoppers" or the "Company") was incorporated in Delaware in 1956 and its principal executives offices are at 4600 Forbes Blvd., Lanham, Maryland 20706. The telephone number of Shoppers is 301-306-8600.

Acquisition of the Company by Dart Group Corporation

In June 1988, Dart Group Corporation ("Dart") acquired an initial 50% interest of Shoppers. On February 6, 1997, Dart acquired the other 50% interest in Shoppers for $210 million (the "Acquisition"). Dart financed the Acquisition through the application of $137.2 million in net proceeds raised from an offering of Increasing Rate Senior Notes due 2000 (the "Increasing Rate Notes") of SFW Acquisition Corp., a newly created wholly-owned indirect subsidiary of Dart, and $72.8 million of bridge financing (the "Bridge Loan") provided by a bank. Immediately after the Acquisition, SFW Acquisition Corp. merged into Shoppers (with Shoppers becoming obligor on the Increasing Rate Notes) and Shoppers repaid the Bridge Loan from its existing cash and the liquidation of certain short-term investments.

Planned Merger of Dart

On April 9, 1998, Dart entered into an Agreement and Plan of Merger (the "Merger Agreement") with Richfood Holdings, Inc. ("Richfood Holdings") and a subsidiary of Richfood Holdings ("Acquisition Subsidiary") pursuant to which Dart has agreed to become a wholly owned subsidiary of Richfood Holdings. Pursuant to the terms of the Merger Agreement, Richfood Holdings will (1) make a cash tender offer the ("Offer") for all of the issued and outstanding shares of common stock of Dart at a price of $160.00 per share and (2) take all steps necessary to cause Acquisition Subsidiary to merge with and into Dart (the "Merger") in a transaction in which Dart will become a wholly owned subsidiary of Richfood Holdings. As a result of the Merger, Richfood Holdings will indirectly own 100% of the outstanding Common Stock of the Company.

The Merger is subject to the tender in the offer of a majority of the shares of common stock of Dart on a fully diluted basis and to other customary conditions, including the receipt of regulatory approvals and the absence of material adverse effects on the business or financial conditions of Dart and its subsidiaries, taken as a whole, with certain limited exceptions. There can be no assurance that either the Offer or the Merger will be consummated.

Operations

Shoppers is a leading supermarket operator in Greater Washington, D.C. (as defined below), operating 37 stores that target the price-conscious segment of the market in densely populated suburban areas under the "Shoppers Food Warehouse" and "Shoppers Club" names. Shoppers operates warehouse-style, price impact supermarkets that are positioned to offer the lowest overall prices in its market area by passing on to the consumer savings achieved through labor efficiencies and lower overhead associated with the warehouse format, while providing the product selection and quality associated with a conventional format. Shoppers' store equipment and facilities are generally in good condition. Shoppers stores are generally open 18 hours per day seven days a week (allowing for shelf restocking while the stores are closed) and offer a full range of fresh produce, fresh baked goods, fresh meats and seafood, frozen foods, traditional grocery items and certain non-food items such as health and beauty aids, cookware, greeting cards, magazines and seasonal items.
Shoppers' stores also have service delicatessens with some stores offering hot and cold prepared food and self-service soup and salad bars.

The Company's stores offer products at prices that generally range from 15% to 20% below those of its primary supermarket competitors. Merchandise is presented on warehouse-style racks in full cartons, reducing labor-intensive unpacking and customers bag their own groceries. In-store operations are also designed to allow customers to perform certain labor-intensive services usually offered in conventional supermarkets. For example, the Company's stores generally do not provide service staff to support the bakery and floral departments or the meat and seafood refrigerated cases, although the stores provide service in these department at the request of customers.

The Company's stores generally are constructed with high ceilings to accommodate warehouse racking with overhead pallet storage. Wide aisles accommodate forklifts and, compared to conventional supermarkets, a higher percentage of total store square footage is devoted to retail selling because the top of the warehouse-style grocery racks on the sales floor are used to store inventory, which reduces the need for large backroom storage and restocking trips.

Notwithstanding the "warehouse" name, physical features and low-price reputation, Shoppers' stores have more in common with conventional supermarket chains than with so-called "warehouse clubs." No membership fee is charged at Shoppers stores, which offer a selection of popular-sized national brands and private label products as well as high quality produce, meat and seafood. The product offerings are similar to those of conventional supermarkets with slightly more emphasis on larger package sizes and with less emphasis on extensive brand and size selection. All 37 of the Company's supermarkets have a delicatessen, a bakery and a floral department while 21 stores have a beer and wine department.

While similar in most respects to conventional supermarket operators, Shoppers distinguishes itself by providing low-price leadership while still emphasizing quality. Shoppers does this by offering an unusual combination of higher-end specialty departments with self-service and discount price features. In addition, unlike traditional supermarkets, Shoppers stores offer a greater selection of "club size" products, along with popular-sized brands. Through this approach, Shoppers has established a unique niche among supermarket operators in Greater Washington, D.C.

The Company's stores range in size from approximately 20,000 to 77,000 total square feet and average approximately 47,000 square feet. The Shoppers stores can be categorized by size as follows: (i) 10 stores smaller than 40,000 square feet; (ii) 12 stores ranging from 40,000 to 50,000 square feet; and
(iii) 15 stores larger than 50,000 square feet. The stores in the first category generally represent older stores located in densely populated areas in which little or no supermarket expansion could be expected due to the limited availability of real estate locations. Despite their age and size, as a group, these stores generally continue to perform well in terms of sales per square foot and profitability. The next size category represents stores which more closely resemble the store sizes operated by conventional supermarket competitors in the local area. Finally, the category representing the largest size stores includes the eight "Shoppers Club" supermarkets (averaging approximately 67,800 total square feet per store). These larger size supermarkets generally have more space devoted to specialty departments and offer more "club pack" size products.

Shoppers is the largest supermarket chain targeting the price-conscious segment in Greater Washington, D.C. The two primary competitors of Shoppers are Giant Food, Inc. ("Giant") and Safeway Inc. ("Safeway"), both of which operate in the higher-service, higher-price segment. Overall, Shoppers has the third largest market share in Greater Washington, D.C. On a combined basis, Shoppers, Giant and Safeway have 84% of the market share in this area. Shoppers' share of the Greater Washington, D.C. market has increased from 11.9% in 1992 to 13.6% in 1997; the Company believes that it exceeds the fourth largest competitor by almost four times. During the same period, Giant's market share decreased from 45.9% to 42.9% while Safeway's market share increased from 27.1% to 27.5%.

"Greater Washington, D.C." includes Washington, D.C.; Calvert, Charles, Frederick, Montgomery and Prince George's counties in Maryland; Arlington, Fairfax, Loudoun, Prince William and Stafford counties in Virginia; and the independent cities of Alexandria, Fairfax and Falls Church in Virginia. Shoppers does not, however, operate any stores in the city of Washington, D.C.

Store Expansion and Remodeling

Shoppers strategy is to open large new stores and upgrade existing stores. Shoppers opened three new stores since July 1997 and has signed a lease to open a new store (between 65,000 and 75,000 square feet) during the next fiscal year. Also during this period, Shoppers is considering expanding or remodeling at least two stores. Since 1992, Shoppers has opened 15 new stores (while closing four stores) and remodeled seven stores. Of its existing 37 stores, 27 are larger than 40,000 square feet, and all but one of these 27 stores were opened, remodeled or expanded during the last ten years. The Company believes that its existing supermarkets generally have well-established locations with favorable lease terms (including multiple options), are in good condition and require only routine maintenance.

The following chart sets forth certain information concerning Shoppers stores during the past five fiscal years:

                                                              Fiscal Year
                                                ------------------------------------
                                                1994     1995     1996    1997  1998
                                                ----     ----     ----    ----  ----
Number of Stores at Beginning of Period          35       35       33      34    34
New Stores Opened                                 1        0        1       0     3
Stores Closed                                     1        2        0       0     0
                                                 --       --       --      --    --
Stores at End of Period                          35       33       34      34    37
Remodeled/Expanded                                2        1        0       2     0


In fiscal 1998, Shoppers opened a 74,864 square foot store in Fredericksburg, Virginia, a 68,974 square foot store in Falls Church, Virginia and a 76,774 square foot store in Alexandria, Virginia. In the following two fiscal years, Shoppers expects to open stores in College Park, Maryland and Landover, Maryland.

Product Selection

The Company believes that in recent years consumers have shown an increasing preference for food stores that offer not only the wide variety of food and non- food items carried by conventional supermarkets, but also an expanded assortment of high-quality specialty food items and fresh produce. To respond to this trend, Shoppers offers a complete line of produce, fresh baked goods, freshly packaged meat and seafood products and floral assortments and provides service in these departments at the customer's request. This strategy provides consumers with a wider selection of better quality products and convenience foods, while shifting its sales mix toward higher gross margin products.

Shoppers' largest supermarkets now carry over 25,000 SKUs. Its merchandising program is designed to offer customers a wide selection of products at prices that generally range from 15% to 20% below those of its primary supermarket competitors. Shoppers accomplishes this by carrying slightly fewer items than its local supermarket competitors, primarily through pursuing less duplication of products in smaller sizes. This program also includes a critical assessment of existing store layouts, shelving, and product mix. The Company monitors SKUs to identify slow-moving products that may be replaced with new products.

Shoppers stores carry a variety of grocery and general merchandise under private label names, including "Richfood" and "Shoppers Food Warehouse," which currently account for approximately 7% of its sales. Private label products are of a quality generally comparable to that of national brands, at significantly lower prices, while Shoppers' gross margins on private label products are generally higher than on national brands.

Purchasing, Warehousing and Distribution

Shoppers purchases approximately one-half of its grocery inventory from Richfood of PA, Inc., formerly Super Rite Foods, Inc. ("Richfood"), a wholly-owned subsidiary of Richfood Holdings.  For a description of the pending merger between Dart and a wholly owned subsidiary of Richfood Holdings, see the
heading entitled "Planned Merger" in this Item 1.   Because its stores receive
most of their deliveries from Richfood almost daily, Shoppers maintains only minimal dry grocery warehouse storage space. Richfood's large volume purchasing results in significant cost savings to Shoppers. While Shoppers is under no obligation to purchase any particular quantity of products or minimum dollar amounts of inventory from Richfood, the Company has agreed to use Richfood as its "substantially exclusive supplier" for non-perishable dry-grocery, frozen and dairy products (other than milk) and for health and beauty aids.

Shoppers also purchases products and items sold in its supermarkets from a wide variety of sources other than Richfood. In particular, Shoppers purchases most of its perishable products from sources other than Richfood.

Shoppers currently leases and operates a produce warehouse and a grocery warehouse that are collectively approximately 60,000 square feet. Each store submits orders to the warehouses through a centralized processing system. Merchandise ordered from the warehouses is normally delivered to the stores the next day. Shoppers distributes produce and grocery products from its warehouses through a fleet of Company-owned tractor and trailers. The Company estimates that all Shoppers stores are located within a 90-minute drive of the warehouses.

Advertising and Promotion

Shoppers uses a broad-based advertising program to emphasize its "Low Price" image. Over two million, 12 page four color circulars are printed and distributed in the Washington Post to subscribers and to nonsubscribers via the "Post-Plus" program which insures that the circulars are placed in every home in the market. The "Low price" image is reinforced with television and radio campaign supported by vendors and Shoppers funds.

The media broadcasts support the Bonus Saving Program in which manufactures' allowances are passed to customers, giving them lower priced products. Broadcasts also support Shoppers Discounted Program, whereby pre-priced items are discounted 10% to 40% for the customer. Extensive in-store point of purchase signs are located throughout the stores to communicate Shoppers low price image.

Shoppers is committed to offer customers low prices and quality products in a complete food shopping experience. During the fiscal year end January 31, 1998, Shoppers focused its energies and resources on re-emphasizing its long term image as a "Low Price" leader. This program was kicked off by reducing 10,000 prices throughout the stores.

Competition

The supermarket industry is highly competitive and characterized by narrow profit margins. Shoppers' competitors include national, regional and local supermarket chains, independent grocery stores, specialty food stores, warehouse club stores, drug stores and convenience stores. Supermarket chains generally compete on the basis of location, quality of products, service, price, product variety and store condition. Shoppers competes by providing its customers with exceptional value by offering quality produce and fresh foods, self-service specialty departments, and a selection of national brand groceries and private label goods, all at competitive prices. Shoppers monitors the prices offered by its competitors on a weekly basis and uses a computerized price management system to verify pricing positions. The Company's ability to remain competitive in its markets depends in part on its ability to remodel and update its stores in response to remodelings and new store openings by its competitors, which in turn will require the continued availability of financing.

The number and type of competitors vary by location. Shoppers' two principal competitors are conventional supermarket chains, Giant and Safeway, which have market shares in Greater Washington, D.C. of 42.9% and 27.5%, respectively.
The Company believes that Shoppers' market share of 13.6% exceeds the next highest competitor by almost four times. However, Shoppers believes that it will face increased competition in the future from other supermarket chains and intends to compete aggressively against existing and new competition.

Employees

As of January 31, 1998, Shoppers employed approximately 4,400 people of whom approximately 1,400 were full-time. Approximately 4,000 employees were covered by collective bargaining agreements with various locals of three unions. Shoppers has renewed its agreement with United Food and Commercial Workers, Local 400 which will expire July 1, 2000 and covers approximately 3,700 retail clerks and meat cutters. A substantially similar contract with Local 27 of United Food and Commercial Workers which covers approximately 270 employees subject to the current collective bargaining agreement which expired in September, 1997 has been ratified and is expected to be signed. The new agreement expires on September 30, 2001. In addition, Shoppers has approximately 50 employees at its produce warehouse who are covered by collective bargaining agreements with locals of the Warehouse Employees Union and the Teamsters Union. This contract expires on July 6, 1998.

Trade Names, Service Marks and Trademarks

Shoppers uses a variety of trade names, service marks and trademarks. Except for "Shoppers," "SFW," "Shoppers Food Warehouse" and "Shoppers Club," Shoppers does not believe any of such trade names, service marks or trademarks are material to its business. Shoppers presently has federal registration of the "Shoppers Food Warehouse" and "Colossal Donuts" trademarks. It has federal registration of "Shoppers Club" as a service mark and is seeking federal registration of it as a trademark. Shoppers also has federally registered "Shoppers," "Shoppers Food Warehouse" and "SFW" as service marks and has also registered the "Shoppers Food Warehouse" and "SFW" designs.

Government Regulation

Shoppers is subject to regulation by a variety of governmental agencies, including, but not limited to, the U.S. Food and Drug Administration, the U.S. Department of Agriculture and state and local health departments and other agencies, including those regulating the sale of beer and wine.

Environmental Matters

Shoppers is subject to federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes, and (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous materials. Shoppers believes it conducts its operations in compliance with applicable environmental laws. Shoppers has not incurred material capital expenditures for environmental controls during the previous three years.

Changes in Management of Dart

On September 7, 1994, the Board of Directors of Dart established an Executive Committee comprised of Dart's outside directors to conduct the affairs of Dart with respect to matters that were the subject of disputes between the then Chairman of the Board and Chief Executive Officer of Dart, Herbert H. Haft, and the then President and Chief Operating Officer of Dart, Ronald S. Haft. For a description of such disputes and their resolutions, see Item 3 - Legal Proceedings. On October 11, 1994, the Board of Directors of Trak Auto, Crown Books and Total Beverage each established an Executive Committee of their respective Boards of Directors comprised of the same outside directors, with authority parallel to that of Dart's Executive Committee. The disputes between Herbert H. Haft and Ronald S. Haft concerning issues involving Dart were extensive. Accordingly, the Executive Committee assumed day-to-day involvement in these disputed issues and other matters affecting Dart, in particular matters relating to litigation to which Dart was then a party. The Executive Committee remains active in the day-to-day affairs of the Company. Its continuing role is dependent on future developments.

In October 1995, Dart and Ronald S. Haft entered into a settlement of certain litigation and other related transactions (collectively, the "RSH Settlement"). Among other things, the RSH Settlement transferred majority control of Dart's voting stock to one or more voting trustees under a Voting Trust Agreement (the "Voting Trust Agreement"), by and among Ronald S. Haft, Dart and Larry G. Schafran and Sidney B. Silverman, as initial Voting Trustees. On December 28, 1995, the initial Voting Trustees resigned and appointed Richard B. Stone as successor Voting Trustee.

On September 24, 1997, Richard B. Stone, in his capacity as Voting Trustee and Herbert H. Haft, in his capacity as the holder of the purported Proxy from Ronald S. Haft to vote 172,730 shares of Dart's Class B common stock, removed Larry G. Schafran from Dart's Board of Directors and appointed Richard B. Stone to Dart's Board of Directors. For a description of the Proxy, see Item 3 - Legal Proceedings - Herbert H. Haft Proxy Litigation. In addition, Richard B. Stone was named Chairman of the Executive Committee of Dart's Board of Directors, and Acting Chief Executive Officer of Dart and he replaced Larry G. Schafran as a director of Trak Auto, Crown Books, Shoppers and Total Beverage. Richard B. Stone also assumed the positions of Acting Chief Executive Officer of Trak Auto and Chairman of the Executive Committee of both Trak Auto and Crown Books.

On October 21, 1997, Howard M. Metzenbaum and Harry M. Linowes were elected to fill new positions on the Board of Directors of Dart, which was increased from five to seven members. On December 19, 1997, Richard B. Stone, in his capacity as Voting Trustee, and Herbert H. Haft, in his capacity as holder of the purported Proxy, executed a unanimous written consent in lieu of an annual meeting of stockholders pursuant to which (i) Dart's bylaws were amended to provide for a board of directors composed of four directors and (ii) Richard B. Stone, Howard M. Metzenbaum, Harry M. Linowes and Herbert H. Haft were elected directors of Dart. Accordingly, Ronald S. Haft is no longer a director of Dart. At the same time, Douglas M. Bregman and Bonita A. Wilson jointly stepped down as directors and Executive Committee members of Dart and its subsidiaries.

In February 1998, pursuant to the Settlements (as defined in Item 3 - Legal Proceedings), Herbert H. Haft among other things (i) resigned from all of his positions with Dart and its subsidiary corporations, (ii) relinquished his claim to voting control of Dart, and (iii) terminated his employment contract with Dart. In addition, all outstanding litigation and disputes between Dart and Herbert H. Haft were dismissed or resolved. For a description of the Settlements, see Item 3 - Legal Proceedings - Resolution of Haft Family and Related Litigation.

In February 1998, Richard B. Stone was appointed Chief Executive Officer of Dart and its subsidiaries instead of Acting Chief Executive Officer.

Item 2.  Properties

Shoppers has supermarkets in Virginia and Maryland, all of which are leased. The following chart sets forth certain information regarding its stores by size:

                                                                       Size
         Location                                                 (gross sq. ft.)
         --------                                                 ---------------
         Alexandria, VA (Potomac Yards)(1)                            76,774
         Manassas, VA (Sulley Manor Drive)(1)                         75,864
         Fredericksburg, VA(1)                                        74,864
         Germantown, MD(1)                                            70,057
         Falls Church, VA(1)                                          68,974
         Dale City, VA(1)                                             63,971
         Takoma Park, MD(1)                                           60,348
         Clinton, MD                                                  54,200
         Alexandria, VA (Richmond Hwy)                                53,692
         Alexandria, VA (N. Kings Hwy)                                53,380
         Laurel, MD(1)                                                51,880
         Forestville, MD                                              51,828
         Olney, MD                                                    51,000
         Fairfax, VA                                                  50,750
         Leesburg, VA                                                 50,101
         Landover, MD (Largo)                                         49,840
         Burke, VA                                                    49,284
         Herndon, VA                                                  48,424
         Manassas, VA (Shoppers Square)                               47,040
         Centreville, VA                                              47,002
         Lanham, MD                                                   46,470
         Stafford, VA                                                 43,895
         Franconia, VA                                                42,862
         Frederick, MD                                                42,500
         Sterling, VA                                                 42,491
         Hyattsville, MD (Chillum)                                    40,559
         Chantilly, VA                                                40,373
         Waldorf, MD                                                  39,920
         Landover, MD (M.L. King)                                     36,500
         New Carrolton, MD                                            35,760
         Coral Hills, MD                                              35,000
         Annapolis, MD                                                28,710
         Rockville, MD                                                26,770
         Colmar Manor, MD                                             25,336
         Annandale, VA                                                23,680
         Alexandria, VA (Little River Turnpike)                       23,322
         Hyattsville, MD (Adelphi)                                    20,329

--------------------

(1) Shoppers Club supermarket.

Most of the Company's stores are operated under long-term leases that have favorable terms. The lease for one of the Company's smallest stores is on a month-to-month basis scheduled to expire in October 1998 and there can be no assurance that this lease will be renewed.

Shoppers leases an 86,000 square foot office building in Lanham, MD that serves as its corporate offices. The Company subleases approximately 30,000 square feet of this office building. In addition, Shoppers leases and operates a produce

Item 2.  Properties

warehouse and grocery warehouse that collectively are approximately 60,000 square feet, both of these warehouses are located in Landover, MD.

Item 3.  Legal Proceedings

As a result of the Acquisition, see Item 1. - Business, Shoppers is now a wholly-owned subsidiary of Dart Group Corporation ("Dart"). Dart has been involved in significant litigation which could effect Dart and its subsidiaries.

Resolution of Haft Family and Related Litigation

The litigation discussed below involving Dart, its affiliates and members of the Haft family settled prior to January 31, 1998. On February 5, 1998, Dart closed the settlement agreement with Herbert H. Haft (the "HHH Settlement") and a Second Supplemental Settlement Agreement with Ronald S. Haft ("Second Supplemental Agreement"). The RSH Settlement, the First Supplemental Settlement Agreement to the RSH Settlement, the Second Supplemental Agreement, the RGL Settlement and the HHH Settlement are herein referred to as the "Settlements". The RSH Settlement, the First Supplemental Settlement Agreement, the Second Supplemental Agreement and the RGL Settlement are described below. As part of the closing of the HHH Settlement, Herbert H. Haft (i) sold to Dart all of his shares of, and options to purchase, Dart Class A Common Stock, and his capital stock of Dart's subsidiaries Trak Auto Corporation ("Trak Auto") and Crown Books Corporation ("Crown Books"),(ii) resigned from all of his positions with Dart and its subsidiary corporations, (iii) relinquished his claim to voting control of Dart, and (iv) terminated his employment agreement with Dart. In addition, all outstanding litigation and disputes between Dart and Herbert H. Haft were resolved. As consideration for the HHH Settlement, Dart paid Herbert H. Haft approximately $28 million at the closing. In connection with the closing of the Settlements, Dart also made a $10 million loan to a partnership owned by Ronald S. Haft, the proceeds of which were used to repay a $10 million note to Herbert H. Haft. Consummation of the Settlements also means that all litigation (described below) between Dart and members of the Haft family has been settled and dismissed, and the Company is no longer subject to a Standstill Order (described below) previously imposed by the Delaware Court of Chancery.

In October, 1995, Dart entered into a settlement agreement with Ronald S. Haft, to settle certain litigation to which Dart was a party ("RSH Settlement"). Pursuant to the RSH Settlement, Ronald S. Haft transferred 172,730 shares of Dart's Class B Common Stock, par value $1.00 (Dart's sole voting stock prior to February, 1998 when Dart discontinued its dual class common stock structure, "Class B Common Stock"), in exchange for 288,312 shares of Dart's Class A Common Stock, par value $1.00 (Dart's non-voting, publicly traded class of stock prior to February, 1998, "Class A Common Stock"). Ronald S. Haft also exercised an option to purchase 197,048 shares of Class B Common Stock, and paid the exercise price by paying cash and issuing a promissory notes to Dart for approximately $27.4 million. Dart also loaned Ronald S. Haft approximately, $37.9 million and he issued Dart a $37.7 million promissory note to Dart. Then, Ronald S. Haft placed the 288,312 shares of Class A Common Stock and the Class B Common Stock which he owned or in which he had an interest, into a voting trust. Dart also (i) transferred approximately $11.6 million to Ronald S. Haft in exchange for an additional promissory note (which was repaid in May 1996), and (ii) entered into a variety of agreements with Ronald S. Haft regarding the sale of certain properties owned by Dart or affiliates of Dart at that time. As a part of the RSH Settlement, Ronald S. Haft resigned all positions he had with Dart and its subsidiaries and consented to the termination of all of his outstanding options with Dart and its affiliates.

On November 19, 1997, the real estate related transactions contemplated in the First Supplemental Agreement to the RSH Settlement were closed and include: completion of bankruptcy plans of reorganization for partnerships owing Dart and Trak Auto's headquarters in Landover, Maryland and a distribution center leased to Trak Auto in Bridgeview, Illinois; payment by Dart of $7.0 million to reduce outstanding mortgage loans on these properties, which thereafter are wholly-owned by Dart and/or its affiliates; and Ronald S. Haft paid $2.2 million to Dart from escrowed funds previously earmarked for him.

Trak Auto advanced approximately $3.3 million to a wholly-owned subsidiary of Dart for the Bridgeview distribution center. The $3.3 million advance is in the form of a promissory note and is expected to be repaid in May 1998.

The Second Supplemental Agreement to the RSH Settlement closed in February 1998 and Dart required that the shares held in the Voting Trust for the benefit of Ronald S. Haft to be transferred to Dart. Dart's Class A Common Stock and Class B Common Stock from the Voting Trust was then placed in treasury and on February 17, 1998, the distinctions between Dart's Class A Common Stock and Class B Common Stock were eliminated.

On September 26, 1997, Dart closed an agreement to settle certain litigation and enter other related transactions (the "RGL Settlement") with Robert M. Haft, Gloria G. Haft and Linda G. Haft (collectively "RGL").

The RGL Settlement resulted in mutual dismissal of claims against or by RGL (including control of Dart). Dart also acquired all of Robert M. Haft and Linda G. Haft's interest in partnership owning Dart and Trak Auto's headquarters building in Landover, Maryland and a distribution center leased by Trak Auto in Bridgeview, Illinois for $4.4 million.

Derivative Litigation

In September 1993, Alan R. Kahn and the Tudor Trust (the "Kahn Derivative Plaintiffs"), shareholders of Dart, filed a lawsuit in the Delaware Court of Chancery for New Castle County naming as defendants Herbert H. Haft, Ronald S. Haft (a director and a former president of Dart), Douglas M. Bregman, Bonita A. Wilson, Combined Properties, Inc. ("CPI") and other CPI affiliates. The suit was brought derivatively and named as nominal defendants Dart, Trak Auto, Crown Books, Shoppers and certain other subsidiaries of Dart. The complaint, as amended on January 12, 1995, alleged waste, breach of fiduciary duty, violation of securities laws and entrenchment in connection with various lease agreements between the CPI defendants and Dart and its subsidiaries, the termination of Robert M. Haft (a former president of Dart and Crown Books), the compensation paid to Ronald S. Haft and Herbert H. Haft, the employment agreement entered into by Ronald S. Haft and Dart on August 1, 1993 (the "RSH Employment Agreement"), the sale of 172,730 shares of Dart Class B Common Stock (Dart's only voting stock) by Herbert H. Haft to Ronald S. Haft, and the compensation paid to the Executive Committee of Dart's Board of Directors. Plaintiffs seek an accounting of unspecified damages incurred by Dart, voiding of the options sold to Ronald S. Haft, appointment of a temporary custodian to manage the affairs of Dart or to oversee its recapitalization or sale and costs and attorneys' fees.

In January 1994, a Special Litigation Committee consisting of two outside, independent directors of Dart, Crown Books and Trak Auto was appointed by the Board of Directors to assess, on behalf of Dart, whether to pursue, settle or abandon the claims asserted in the derivative lawsuit. (After the death of one member in December 1994, the Special Litigation Committee has consisted of one director.) In September 1994, the Special Litigation Committee moved for dismissal of certain claims in the derivative lawsuit and for realignment of the parties to permit Dart to prosecute other claims in the derivative lawsuit. Thereafter, the Special Litigation Committee amended its motion and advised the court that it had instituted certain lawsuits concerning related party real estate transactions, (see the Pennsy Warehouse Litigation, described below), and was considering asserting additional claims, certain of which were subsequently asserted. See the Lawsuit Against Herbert H. Haft Concerning Haft-Owned Real Estate, described below. The Court did not act upon the amended motion.

As a result of the Settlements, this litigation has been dismissed with prejudice.

Pennsy Warehouse Litigation

In fiscal 1995, the Executive Committee of Dart's Board of Directors undertook a legal review of certain Dart warehouse leases with Haft owned entities (the "Pennsy Warehouse"). By their terms, the Pennsy Warehouse leases, which expire in 2016, required annual rental payments of $855,000 subject to escalation based on increases in the Consumer Price Index. The lease terms also required the lessee to pay real estate taxes, insurance, utilities, and maintenance expenses. At January 31, 1997, Dart reserved approximately $18.5 million for the obligations represented by the Pennsy Warehouse leases.

As a result of this review, on February 10, 1995, Dart filed a complaint (the "Pennsy Warehouse Litigation") in the Circuit Court for Prince George's County, Maryland, alleging breaches of fiduciary duty, waste and other irregularities by certain members of the Haft family and others in connection with the Pennsy Warehouse leases and, in particular, with the resumption of rental payments for these warehouses in 1991 following the bankruptcy of the prior tenant. The complaint sought rescission of the Pennsy Warehouse leases, restitution of rent and other expenses paid since 1991 and other monetary damages.

As a result of the Settlements, this litigation has been dismissed with prejudice.

Herbert H. Haft Proxy Litigation

In connection with Herbert H. Haft's sale of 172,730 shares of Dart Class B Common Stock to Ronald S. Haft on July 28, 1993 (the "Stock Sale Agreement"), Ronald S. Haft purportedly granted Herbert H. Haft an irrevocable proxy (the "Proxy") to vote these shares of stock "to the same extent and with the same effect as Ronald S. Haft might or could do under any applicable laws or regulations governing the rights and powers of shareholders of Dart," until Herbert H. Haft's death or incapacitation. On June 30, 1995, Ronald S. Haft sent a letter to Herbert H. Haft purportedly revoking this proxy.

On July 18, 1995, Ronald S. Haft filed a lawsuit against Herbert H. Haft and, nominally, Dart in the Delaware Court of Chancery for New Castle County for Herbert H. Haft's alleged breach of contract and breach of fiduciary duties to Ronald S. Haft and to Dart in connection with the Proxy (Ronald S. Haft v. Herbert H. Haft, et al., Civ. A. No. 14425). In this action, Ronald S. Haft sought a declaration that the Proxy was revocable or would be revocable under certain conditions, as well as costs and attorneys' fees. Ronald S. Haft also requested that the court require Dart to refuse to recognize the validity of the Proxy. On August 9, 1995, Herbert H. Haft filed an Answer and Counterclaim denying liability and requesting rescission of the Stock Sale Agreement because of Ronald S. Haft's alleged breach of contract and other grounds. On September 25, 1995, Dart filed its answer in this action. Both Ronald S. Haft and Herbert H. Haft moved for summary judgment in this lawsuit. On November 14, 1995, the court denied Ronald S. Haft's motion for summary judgment; Herbert
H. Haft's motion for summary judgment was not acted upon.

In October 1995, Dart and Ronald S. Haft entered into the RSH Settlement. As part of the RSH Settlement, Dart purchased from Ronald S. Haft the 172,730 shares of Class B Common Stock that were subject to the Proxy and placed the shares in treasury.

As a result of the Settlements, this litigation has been dismissed with prejudice.

Challenge to RSH Settlement by Herbert H. Haft

On November 6, 1995, Herbert H. Haft filed a lawsuit captioned Herbert H. Haft
v. Dart Group Corporation, et al., Del. Ch., Civ. A. No. 14685, in the Delaware Court of Chancery for New Castle County naming as defendants Dart, all of its directors (except Herbert H. Haft), Robert, Gloria, and Linda Haft, John
L. Mason, Ellen V. Sigal and Michael Ryan.  Herbert H. Haft sought a judgment
(i) declaring the RSH Settlement unlawful, hence null and void; (ii) declaring either that 172,730 shares of Class B Common Stock belong to him were wrongfully sold by Ronald S. Haft to Dart, and that Herbert H. Haft is entitled to restitution of such shares or, alternatively, that his purportedly irrevocable proxy on the 172,730 shares continues to be valid; (iii) declaring that Herbert H. Haft retains voting control of Dart or, at a minimum, 34.55% of Dart's voting power; (iv) declaring that the Trust Shares may not be lawfully voted; and (v) declaring that defendants John L. Mason, Ellen V. Sigal and Michael Ryan are not duly elected directors of Dart.

On December 5, 1996, Herbert H. Haft filed a motion for partial summary judgment in which he asserted two arguments based upon Section 160(c) of the Delaware General Corporation Law. Section 160(c) provides that the shares of capital stock "belonging to" a corporation are not entitled to vote. Herbert
H. Haft maintained that (i) notwithstanding Section 160(c), the 172,730 Class B shares that Dart purchased in the RSH Settlement on October 6, 1995 do not "belong to" Dart and are still subject to the Proxy, and (ii) Section 160(c) does not permit the Trust Shares to be voted because those shares "belong to" Dart, not Ronald S. Haft. Dart opposed this motion for partial summary judgment and, on March 14, 1997, the Delaware Court of Chancery denied Herbert
H. Haft's motion in its entirety.

As a result of the Settlements, all claims in this litigation against or on behalf of Dart have been dismissed with prejudice.

Standstill Order

In connection with the legal challenges to the RSH Settlement raised by Robert, Gloria, and Linda Haft and by Herbert H. Haft, on December 6, 1995, the Delaware Court of Chancery entered the Standstill Order, which restricted certain actions by Dart. Without further order of the court, Dart could not
(i) change its Certificate of Incorporation or Bylaws; (ii) change the current composition of Dart's Board of Directors or any of its subsidiaries; (iii) change the Haft family officers of Dart or any of its subsidiaries; or (iv) issue any additional securities of Dart or any of its subsidiaries (except employee stock options issued in the ordinary course of business). In addition, without first giving Herbert H. Haft and the other parties to the
Section 225 Action not less than seven days written notice, Dart could not take any extraordinary actions, including but not limited to actions that would result in (a) the liquidation of Dart or any of its subsidiaries, (b) the sale of any major subsidiary of Dart or (c) the disadvantage of any Class B stockholder of Dart through any debt transaction. For purposes of the Standstill Order, the phrase "extraordinary actions" means any transaction, contract or agreement, the value of which exceeds $3.0 million.

As a result of the Delaware Court of Chancery approval of the Settlements in November 1997, Dart is no longer subject to the Standstill Order.

Lawsuit Against Herbert H. Haft Concerning Haft-Owned Real Estate

On December 17, 1996, Dart, Crown Books and Trak Auto filed a lawsuit captioned Dart Group Corporation, et al. v. Herbert H. Haft, Civ. A. No. 96-26474, in the Circuit Court for Prince George's County, Maryland, seeking damages from Herbert H. Haft for breach of fiduciary duty, fraud and waste arising from a series of lease transactions (other than the Pennsy Warehouse leases) between Dart and certain partnerships owned beneficially by members of the Haft family. The complaint alleged that Herbert H. Haft exploited the dominance and control he enjoyed as an officer, director and controlling stockholder of Dart to enrich himself and other members of the Haft family unlawfully and unfairly at the expense of the public stockholders of Dart, Crown Books and Trak Auto. In particular, the complaint charged that Herbert H. Haft (i) caused Trak Auto to surrender favorable retail store leases and subleases in Haft-owned shopping centers in exchange for new leases less favorable to Trak Auto; (ii) required Crown Books to relinquish its favorable lease in a particular shopping center in suburban Washington, D.C. and to enter into a new lease with a Haft family partnership for a new location in the same shopping center at a rent rate equal to 450 percent of the prior lease; (iii) caused Dart, Crown Brooks and Trak Auto to enter into exorbitant long-term leases for warehouse and distribution facilities that were purchased and developed by Haft family partnerships for the purpose of leasing those facilities to these companies as captive tenants;
(iv) induced Dart and Trak Auto to lease retroactively from a Haft family partnership a 2.66 acre wooded lot for which the companies had no use; and (v) caused Trak Auto to purchase certain used warehouse equipment from a Haft family partnership for more than 700 percent of the price contemplated by the original equipment lease.

As a result of the Settlements, this litigation has been dismissed with prejudice.

Lawsuit Against Herbert H. Haft in Washington, D.C.

On December 17, 1996, Dart, Crown Books and Trak Auto also filed a lawsuit captioned Dart Group Corporation, et al. v. Herbert H. Haft, Civ. A. No. 96-CV- 2788, in the U.S. District Court for the District of Columbia naming

Herbert H. Haft as defendant. In this action, Dart, Crown Books and Trak Auto advanced claims for breach of fiduciary duty, civil conspiracy and tortious interference with contracts. The companies alleged that Herbert H. Haft wrongfully imposed Robert M. Haft's excessively generous employment contracts upon Dart and Crown Books, later breached those contracts for personal reasons and then, due in large part to a personal conflict of interest, mishandled the defense to Robert M. Haft's wrongful termination lawsuit. Dart, Crown Books and Trak Auto sought to recover the approximately $38 million paid to Robert M. Haft in satisfaction of the judgment in his wrongful termination suit, approximately $5 million in attorneys' fees incurred by the companies in defense of that litigation, and punitive damages.

As a result of the Settlements, this litigation has been dismissed with prejudice.

Other

In the ordinary course of its business, Shoppers is party to various legal actions that the Company believes are routine in nature and incidental to the operation of its business. The Company believes that the outcome of the proceedings to which Shoppers currently is party will not have a material adverse effect, if established, upon its business, financial conditions and results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         Inapplicable.

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

The Common Stock is not publicly traded.

Item 6.  Selected Financial Data

The following table sets forth audited summary historical financial data of
Shoppers.   Financial data for the 52 weeks ended January 31, 1998, is for the
Successor company and such data is not comparable to the periods prior to the Acquisition date. See Notes 1 and 2 to the Consolidated Financial Statements for further discussion. The summary historical financial data as of and for the 52 weeks ended June 27, 1992, the 53 weeks ended July 3, 1993, the 52 weeks ended July 2, 1994, the 52 weeks ended July 1, 1995 and the 52 weeks ended June 29, 1996, which have been derived from the audited financial statements.

                                                           Fiscal Year Ended
                                   --------------------------------------------------------------------------
                                   June 27,         July 3,          July 2,           July 1,       June 29,
                                    1992             1993             1994              1995           1996
                                  --------         --------         --------           ------        --------
                                 (52 weeks)       (53 weeks)       (52 weeks)        (52 weeks)      (52 weeks)
Operating Data:                                   (Dollars in thousands, except per share data)
Sales                              $   639,920      $   718,967     $   750,340     $   790,842       $   835,971
Cost of sales                          506,194          562,461         593,063         616,521           651,986
                                   -----------      -----------     -----------     -----------       -----------
  Gross profit(a)                      133,726          156,506         157,277         174,321           183,985
Selling and administra-
  tive expenses(b)                     107,983          124,509         127,643         136,798           149,570
Depreciation and
  amortization (c)                      10,861           12,045          10,785           8,529             8,913
Restructuring
  charges(d)                                --            1,012              --              --                --
                                  ------------      -----------    ------------    ------------      ------------
  Operating income                      14,882           18,940          18,849          28,994            25,502
Interest income                          1,638            1,474           2,189           4,682             5,789
Interest expense                         1,519            1,576           1,426           1,451             1,771
Insurance settlement
  gain (loss)(e)                            --               --           1,360           2,065             (355)
Provision for income
  taxes                                  5,757            7,205           8,043          14,764            10,462
                                   -----------      -----------     -----------     -----------       -----------
Net income                         $     9,244      $    11,633     $    12,929     $    19,526       $    18,703
                                   -----------      -----------     -----------     -----------       -----------
Balance Sheet Data
  (end of period):
Working capital                    $    25,860      $    40,910     $    59,796     $    81,452       $    92,276
Total assets                           115,315          125,612         140,614         162,003           171,022
Total debt                               9,209            9,502           9,742           9,950            10,069
Stockholders' equity                    51,242           62,875          75,804          95,330           104,033

----------

(a) Gross profit is net of LIFO expense of $329,000, $436,000, $364,000, $877,000 and $905,000 in the 52 weeks ended June 27, 1992, July 3, 1993 (53 weeks), July 2, 1994, July 1, 1995 and June 29, 1996, respectively.

(b) Selling and administrative expenses include a reversal of a prior period expense related to closed stores and remodels of $500,000 for the 52 weeks ended July 1, 1995 and charges for reserves related to closed stores and remodels of $294,000 for the 52 weeks ended June 29, 1996. Selling and administrative expenses also include a $500,000 charge for reserves against a related party receivable for the 52 weeks ended July 3, 1993 and July 1, 1995.

(c) In connection with the Acquisition the Company commenced using Dart's method of depreciating property and equipment on a straight-line basis. The following pro forma analysis gives effect to the change in depreciation method, assuming the new depreciation method was applied retroactively.

Item 6.  Selected Financial Data

  (c) Continued

                                                                         Fiscal Year Ended
                                                 --------------------------------------------------------------------------
                                                 June 27,          July 3,         July 2,       July 1,       June 29,
                                                  1992              1993            1994          1995           1996
                                                 -------          --------        --------       ------        --------
         Pro forma amounts:                     (52 weeks)        (53 weeks)     (52 weeks)     (52 weeks)     (52 weeks)
         Net Income                              $ 10,606          $ 13,491       $ 13,961       $ 19,170       $ 18,413
           Earning per common
                share                              318.18            404.73         418.83         575.10         522.39
         Historical amounts:
         Net Income                                 9,244            11,633         12,929         19,526         18,703
           Earning per common
              share                                277.32            348.99         387.87         585.78         561.09

(d) Represents charges associated with the sale of Total Beverage Corp.

(e) Represents the pre-tax gain or loss associated with an insurance settlement relating to one store that incurred significant fire damage in June 1994.

The selected historical financial data as of and for the 31 weeks ended February 3, 1996 and the 52 weeks ended February 1, 1997 have been derived from unaudited interim consolidated financial statements, which, in the opinion of management, reflect all material adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such data. The selected historical financial data as of and for the 31 weeks ended February 1, 1997 and the 52 weeks ended January 31, 1998 are audited.

                                                              Predecessor                                 Successor
                                                     -------------------------------
                                                             31 Weeks Ended                      52 Weeks Ended
                                                     -------------------------------    -------------------------------
                                                     February 3,        February 1,       February 1,   |   January 31,
                                                        1996               1997              1997       |      1998
                                                     ----------         ----------        ----------          ---------
                                                     (Unaudited)        (Audited)         (Unaudited)   |   (Audited)
(Dollars in thousands, except per share data)
Operating Data:
Sales                                            $   496,121         $   511,025        $    850,875    |       $   855,769
Cost of sales                                        390,186             398,129             659,929    |           656,572
                                                 -----------         -----------        -------------              --------
  Gross profit(a)                                    105,935             112,896             190,946    |           199,197
Selling and administra-                                                                                 |
  tive expenses(b)                                    89,280              94,304             154,594    |           160,713
Depreciation and                                                                                        |
  amortization (c)                                     4,766               4,573               8,720    |            11,090
                                                 -----------         -----------        -------------              --------
  Operating income                                    11,889              14,019              27,632                 27,394
Interest income                                        3,330               3,526               5,985    |             3,587
Interest expense                                         836                 710               1,645    |            21,079
Insurance settlement (loss) (d)                        (355)                  --                   -    |                 -
Provision for income taxes                             5,433               6,380              11,409    |             4,801
                                                 -----------         -----------        -------------              --------
Income before extraordinary                                                                             |
 item and cumulative effect                                                                             |
 of accounting change                                  8,595              10,455              20,563    |             5,101
Extraordinary loss, net                                   --                  --                  --    |            (3,126)
                                                           |
Cumulative effect of accounting                                                                         |
 change, net                                              --                  --                  --    |             1,729
                                                 -----------         -----------        -------------              --------
Net income (e)                                   $     8,595         $    10,455        $      20,563   |          $  3,704
                                                 -----------         -----------        -------------              --------
                                                                                                        |
Balance Sheet Data                                                                                      |
  (end of period):
Working capital                                   $ 83,917           $    92,780        $     9 2,780   |         $  (5,031)
Total assets                                       164,348               179,008              179,008   |           289,932
Total debt                                           9,965                10,035               10,035   |           211,315
Stockholders' equity                                93,925               104,488              104,488   |             5,952

-------------

(a) Gross profit is net of LIFO expense of $530,000 in the 31 weeks ended February 3, 1996 and February 1, 1997, $905,000 in the 52 weeks ended February 1, 1997 and $368,000 in the 52 weeks ended January 31, 1998.

(b) Selling and administrative expenses include a charge for closed store and remodels of $294,000 and $850,000 in the 31 weeks ended February 3, 1996 and February 1, 1997, respectively and $850,000 in the 52 weeks ended February 1, 1997.

(c) In connection with the Acquisition the Company commenced using Dart's method of depreciating property and equipment on a straight-line basis. The following pro forma analysis gives effect to the change in depreciation method, assuming the new depreciation method was applied retroactively.

                                                                                           52 Weeks
                                                       31 Weeks Ended                       Ended
                                              ---------------------------------          -----------
                                              February 3,            February 1,          February 1,
                                                 1996                   1997                1997
                                              ----------             ----------          ----------
     Pro forma amounts:
     Income before extra-
       ordinary item and
       cumulative effect of
       accounting change                      $  8,422                $ 10,186           $ 20,177
       Earnings per common
         share                                  252.66                  305.58             605.32
     Net Income                                  8,422                  10,186             20,177
       Earning per common
         share                                  252.66                  305.58             605.32
     Historical amounts:
     Income before extra-
       ordinary item and
       cumulative effect of
       accounting change                         8,595                  10,455             20,563
       Earnings per common
         share                                  257.85                  313.65             616.90
     Net Income                                  8,595                  10,455             20,563
       Earnings per common
         share                                  257.85                  313.65             616.90

(d) Represents an insurance settlement relating to one store that incurred significant damage in June 1994.

(e) Net income for the 52 weeks ended January 31, 1998 includes an extraordinary loss of $3,126,000, net of income taxes of $2,150,000, for the write-off of deferred financing costs associated with the Increasing Rate Notes.

(f) See Notes 1 and 2 to the Consolidated Financial Statements for a discussion of the accounting for the Acquisition and the impact on the Successor company financial statement.

Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations

Outlook

Except for historical information, statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking. Actual results may differ materially due to a variety of factors, including the Company's ability to open new stores and the effect of regional economic conditions. Shoppers undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

Results of Operations

Reference to "fiscal 1998" means the 52 weeks ended January 31, 1998, "fiscal 1997" means the 52 weeks ended February 1, 1997, "fiscal 1996" means the 52 weeks ended June 29, 1996, "fiscal 1995" means the 52 weeks ended July 1, 1995 and "fiscal 1994" means the 52 weeks ended July 2, 1994.

52 Weeks Ended January 31, 1998 Compared with the 52 Weeks
Ended February 1, 1997 (unaudited)

The Company opened three new stores in fiscal 1998 for a store count of 37 at January 31, 1998.

Sales increased by $4.9 million, from $850.9 million during the 52 weeks ended February 1, 1997 to $855.8 million during the 52 weeks ended January 31, 1998. The sales increases were due to the three new stores opened since July 1997. Comparable store sales decreased 4.5% during the 52 weeks ended January 31, 1998. The decrease in comparable store sales was primarily due to the new stores drawing customers from existing stores and competitive market conditions.

Gross profit increased by $8.3 million (4.3%), from $190.9 million during the 52 weeks ended February 1, 1997 to $199.2 million during the 52 weeks ended
January 31, 1998.   Gross profit, as a percentage of sales, increased to 23.3%
during the 52 weeks ended January 31, 1998 from 22.4% during the 52 weeks ended February 1, 1997. The increases were primarily due to a more proactive pricing strategy on selected items, a reduction in the number of items which are offered at special discounts on a weekly basis in stores, a higher allowance income achieved through increased vendor participation and a reduction in the charge to operations for LIFO, from $0.9 million during the 52 weeks ended February 1, 1997 to $0.4 million during the 52 weeks ended January 31, 1998.

Selling and administrative expenses increased by $6.1 million (3.9%), from $154.6 million during the 52 weeks ended February 1, 1997 to $160.7 million during the 52 weeks ended January 31, 1998. Selling and administrative expenses, as a percentage of sales, increased from 18.2% during the 52 weeks February 1, 1997 to 18.8% during the 52 weeks ended January 31, 1998. The increases were primarily attributable to increased payroll costs associated with negotiated union rates and to expenses associated with the new stores opened since July 1997.

Depreciation and amortization increased by $2.4 million from $8.7 million during the 52 weeks ended February 1, 1997 to $11.1 million during

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

the 52 weeks ended January 31, 1998. The increases were primarily due to additional depreciation and amortization associated with goodwill and lease rights, as well as with fixed assets purchased for the new stores opened since July 1997 offset by a reduction of assets becoming fully depreciated in 1997. In connection with the Acquisition, the Company commenced using Dart's method of depreciating property and equipment on a straight-line basis. Prior to the Acquisition, the Company used accelerated methods. The cumulative effect of this change in accounting principle has been recorded in the financial statements for the 52 weeks ended January 31, 1998. Depreciation expense for the 52 weeks ended February 1, 1997 would have been $0.6 million more using the straight-line basis.

Operating income was $27.4 million for the 52 weeks ended January 31, 1998 compared to $27.6 million during the same period in the prior year. The decrease was primarily due to higher selling and administrative expenses and increased depreciation and amortization and was partially offset by the increase in gross profit.

Interest income decreased $2.4 million during the 52 weeks ended January 31, 1998 compared to the 52 weeks ended February 1, 1997 due to a reduction of funds available for short-term investing as a result of the repayment of the bridge financing associated with Acquisition.

Interest expense increased approximately $19.4 million from $1.6 million during the 52 weeks ended February 1, 1997 to $21.1 million during the 52 weeks ended January 31, 1998 as a result of interest paid on the Increasing Rate Notes, interest accrued on the Senior Notes and the amortization of financing costs.

The effective income tax rate for the 52 weeks ended January 31, 1998 was 48.5% compared to 35.7% for the 52 weeks ended February 1, 1997. The increase was primarily attributable to nondeductible amortization of acquisition related goodwill.

On June 26, 1997 the Company sold $200 million aggregate principal amount of its 9.75% senior notes due 2004. On July 25, 1997, the proceeds were used to repay $143.3 million (including approximately $3.3 million of accrued and unpaid interest) of the existing Increasing Rate Notes and to pay $50.0 million into an escrow account which was used by Dart when it consummated a settlement with certain of its shareholders. As a result of this transaction, $5.3 million, representing an unamortized portion of the financing costs incurred to secure initial senior indebtedness, were expensed as an extraordinary item, net of taxes of approximately $2.2 million.

Net income decreased by $16.9 million, from $20.6 million during the 52 weeks ended February 1, 1997 to $3.7 million during the 52 weeks ended January 31, 1998. These decrease was primarily attributable to increased interest expense associated with the Company's indebtedness and the extraordinary item discussed above offset by the cumulative effect of the change in accounting principle.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

31 Weeks Ended February 1, 1997 Compared with the 31 Weeks
Ended February 3, 1996 (unaudited)

Sales increased $14.9 million, or 3.0%, from $496.1 million during the 31 weeks ended February 3, 1996 to $511.0 million during the 31 weeks ended February 1, 1997. The increase in sales was primarily attributable to sales at a new store that was open for the entire 31 weeks ended February 1, 1997 and opened for 19 of the 31 weeks in the prior year. Same store sales increased by $4.8 million, or 1.0%, from $496.1 million to $500.9 million. This modest increase was due primarily to a sales increase in remodeled stores offset by a sales reduction in a store effected by the new Shoppers Club and the stores effected by the remodels.

Gross profit increased $7.0 million, or 6.6%, from $105.9 million during the 31 weeks ended February 3, 1996 to $112.9 million during the 31 weeks ended February 1, 1997. The increase was due to the increase in sales and an increase in gross profit as a percentage of sales from 21.4% for the 31 weeks ended February 3, 1996 to 22.1% for the 31 weeks ended February 1, 1997. The percentage increase in the gross profit is attributed primarily to the slightly higher gross profits achieved in the grocery, meat and produce departments.

Selling and administrative expense increased $5.0 million, or 5.6%, from $89.3 million during the 31 weeks ended February 3, 1996 to $94.3 million during the 31 weeks ended February 1, 1997. Selling and administrative expenses increased as a percentage of sales from 18.0% of sales during the 31 weeks ended February 3, 1996 to 18.5% of sales during the 31 weeks ended February 1, 1997. The increase was primarily attributable to an increase in the closed store reserve of $0.7 million, an increase in insurance reserves of $0.4 million, increased payroll costs associated with negotiated union rates and store remodelings, increased credit and debit card fees due to a larger portion of such sales and increased advertising costs.

Depreciation and amortization decreased from $4.8 million during the 31 weeks ended February 3, 1996 to $4.6 million during the 31 weeks ended February 1, 1997. Depreciation and amortization decreased from 1.0% of sales during the 31 weeks ended February 3, 1996 to 0.9% of sales during the 31 weeks ended February 1, 1997.

Operating income for the 31 weeks ended February 1, 1997 increased $2.1 million, or 17.9%, from the 31 weeks ended February 3, 1996 as a result of the factors discussed above.

Interest income increased from $3.3 million during the 31 weeks ended February 3, 1996 to $3.5 million during the 31 weeks ended February 1, 1997. Interest income increased as a result of increased funds available for short-term investment. Interest expense decreased from $0.8 million during the 31 weeks ended February 3, 1996 to $0.7 million during the 31 weeks ended February 1, 1997.

Net income increased to $10.5 million during the 31 weeks ended February 1, 1997 from net income of $8.6 million during the 31 weeks ended February 3, 1996. Income taxes were recorded at an effective rate of 37.9% during the 31 weeks

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ended February 1, 1997 compared to 38.7% during the 31 weeks ended February 3, 1996.

52 Weeks Ended June 29, 1996 Compared with the 52 Weeks Ended July 1, 1995

Sales increased $45.2 million, or 5.7%, from $790.8 million in fiscal 1995 to $836.0 million in fiscal 1996. The increase resulted primarily from a 2.3% increase in comparable store sales, the opening of one new store in fiscal 1996 and the restoration of one store which was temporary closed due to fire damage. The increase in comparable store sales growth was primarily attributable to sales increases during the severe winter conditions in Greater Washington, D.C.

Gross profit increased $9.7 million, or 5.6%, from $174.3 million in fiscal 1995 to $184.0 million in fiscal 1996. Gross profit as a percentage of sales remained unchanged at 22.0%.

Selling and administrative expenses increased $12.8 million, or 9.4%, from $136.8 million in fiscal 1995 to $149.6 million in fiscal 1996. Selling and administrative expenses increased from 17.3% of sales in fiscal 1995 to 17.9% of sales in fiscal 1996. Selling and administrative expenses increased as a percentage of sales in fiscal 1996 primarily due to increased payroll and payroll benefit costs.

Depreciation and amortization increased $0.4 million, or 4.7%, from $8.5 million in fiscal 1995 to $8.9 million in fiscal 1996. Depreciation and amortization as a percentage of sales remained unchanged at 1.1%.

Operating income for fiscal 1996 decreased $3.5 million, or 12.1%, from $29.0 million in fiscal 1995 to $25.5 million in fiscal 1996 as a result of the factors discussed above.

Interest income increased from $4.7 million in fiscal 1995 to $5.8 million in fiscal 1996 primarily due to increased funds available for short-term investments. Interest expense increased from $1.5 million in fiscal 1995 to $1.8 million in fiscal 1996. The increase in interest expense was due primarily to interest payments as a result of a federal income tax audit.

Net income decreased to $18.7 million in fiscal 1996 from $19.5 million in fiscal 1995. The decrease in net income resulted from factors discussed above. In addition, the effective tax rate decreased from 43.1% in fiscal 1995 to 35.9% in fiscal 1996 as a result of a decrease in the effective rate paid for state income taxes and a decrease in estimated federal income tax contingencies.

52 Weeks Ended July 1, 1995 Compared with the 52 Weeks Ended July 2, 1994

Sales increased $40.5 million, or 5.4%, from $750.3 million in fiscal 1994 to $790.8 million in fiscal 1995. The increase resulted primarily from a 7.3% increase in comparable store sales, partially offset by the closing of 2 stores in fiscal 1995. The comparable store sales growth increase was primarily attributable to the continuing maturation of several stores, an aggressive advertising campaign and the introduction of debit and credit card payment methods.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Gross profit increased $17.0 million, or 10.8%, from $157.3 million in fiscal 1994 to $174.3 million in fiscal 1995. Gross profit as a percentage of sales increased from 21.0% in fiscal 1994 to 22.0% in fiscal 1995 due primarily to higher support of merchandising programs by vendors.

Selling and administrative expenses increased $9.2 million, or 7.2%, from $127.6 million in fiscal 1994 to $136.8 million in fiscal 1995. Selling and administrative expenses increased from 17.0% of sales in fiscal 1994 to 17.3% of sales in fiscal 1995. The increase was primarily the result of increased payroll costs and credit card fees as a result of Shoppers' new policy of accepting credit cards.

Depreciation and amortization decreased $2.3 million, or 21.3%, from $10.8 million in fiscal 1994 to $8.5 million in fiscal 1995. Depreciation and amortization decreased from 1.4% of sales in fiscal 1994 to 1.1% of sales in fiscal 1995. The decrease was primarily the result of a decrease in store openings and remodelings, compared to the past three years, in conjunction with the use, by Shoppers, of accelerated methods of depreciation.

Operating income increased $10.2 million or 53.8% from $18.8 million in fiscal 1994 to $29.0 million in fiscal 1995 as a result of the factors described above.

Interest income increased from $2.2 million in fiscal 1994 to $4.7 million in fiscal 1995 as a result of increased funds available for short-term investment. Interest expense was $1.4 million in fiscal 1994 and $1.5 million in fiscal 1995.

Net income increased to $19.5 million in fiscal 1995 from $12.9 million in fiscal 1994. The increase in net income resulted from the factors discussed above.

Year 2000 Compliance (unaudited)

The Company is currently in the process of conducting a review of the impact of Year 2000 on its information systems, as well as reviewing its impact on relationships with key customers and vendors. Based on this review, the Company is upgrading its store POS systems, General Ledger, Accounts Payable and Payroll systems. All other systems are currently Year 2000 compliant. The upgrades are scheduled to be completed by January 1999. There can be no certainty that the upgrades will be completed by the year 2000. Currently, the aggregate cost associated with this program have not been estimated.

Effects of Inflation

During the last several years, the rate of general inflation has been relatively low and has not had a significant impact of Shoppers' business.

Liquidity and Capital Resources

The Company's principal sources of liquidity are expected to be cash flow from operations and, if necessary, borrowings under its Credit Facility. It is anticipated that the Shoppers' principal uses of liquidity will be to provide

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

working capital, finance capital expenditures, meet debt service requirements.

Letters of credit have been issued in connection with Shoppers' workers' compensation insurance in the amount of approximately $6.6 million as of January 31, 1998. These letters of credit will mature at various dates through June 4, 1998.

During the 52 weeks ended January 31, 1998, operating activities generated $16.6 million of cash. One of the principal uses of cash in the Company's operating activities is inventory purchases. However, Shoppers' relatively high inventory turnover enables the Company to finance a substantial portion of its inventory through trade payables, thereby allowing the Company to use cash from operations for non-current purposes such as financing capital expenditures and other investing activities.

For the 52 weeks ended January 31, 1998, investing activities provided $85.6 million to Shoppers from the net disposition of $95.1 million of marketable debt securities, which amount was partially offset by $9.5 million of capital expenditures.

Shoppers estimates that it will make capital expenditures of approximately $9.4 million during the 52 weeks ended January 30, 1999. Such expenditures relate to new store openings as well as routine expenditures for equipment and maintenance. Management expects that these capital expenditures will be financed primarily through cash flow from operations and, if necessary, the Credit Facility.

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

In June 1997, Shoppers sold $200.0 million aggregate principal amount of its Senior Notes due 2004 (the "Senior Notes"). The net proceeds of the offering was approximately $193.5 million. Shoppers used approximately $143.5 million of the net proceeds to repay its Increasing Rate Notes due 2000 (including accrued and unpaid interest through the date of redemption). The remaining net proceeds were paid to Dart for a settlement with Robert M., Gloria G. and Linda
G. Haft on September 26, 1997 in the form of a $40 million dividend and a $10 million loan. In January 1998, Shoppers loaned Dart an additional $25 million for the settlement with Herbert H. Haft.

Shoppers' current interest expense consists primarily of interest on the Senior Notes and capital lease obligations. Interest expense increased approximately $19.4 million from $1.6 million during the 52 weeks ended February 1, 1997 to $21.1 million during the 52 weeks ended January 31, 1998 due to interest paid on the Increasing Rate Notes, interest accrued on the Senior Notes and amortization of deferred financing costs.

The Company believes that cash flows from Shoppers' operations and, if necessary, borrowings under the Credit Facility will be adequate to meet its

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


anticipated requirements for working capital, debt service and capital expenditures over the next few years. However, there can be no assurances that Shoppers will generate sufficient cash flow from operations or that it will be able to borrow under the Credit Facility.

Item 8.  Financial Statements and Supplementary Data

Financial Statements                                                      Page
--------------------                                                      ----
         Report of Independent Public Accountant                           29

         Consolidated Balance Sheets                                    30-31

         Consolidated Statements of Operations                          32-33

         Consolidated Statements of Changes in
           Stockholders' Equity                                            34

         Consolidated Statements of Cash Flows                          35-36

         Notes to Consolidated Financial Statements                     37-54

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                  January 31,   February 1,
                                                     1998          1997
                                                 ------------- -------------
ASSETS

 Current Assets:
   Cash and equivalents                           $   5,914    $   5,782
     Short-term instruments                          11,973        5,941
   Marketable debt securities                           666        2,479
   Accounts receivable                                8,653        6,841
   Note Receivable from Dart Group                    3,215          -
   Merchandise inventories                           67,027      106,193
   Prepaid income taxes                               3,670          -
   Deferred income taxes                              9,844        6,494
   Other current assets                               3,194        3,083
                                                  ---------    ---------
     Total Current Assets                           114,156      136,813
                                                  ---------    ---------


 Property and Equipment, at cost:
   Furniture, fixtures and equipment                 54,767       63,675
   Leasehold improvements                             9,970       12,103
   Property under capital leases                     22,032       22,032
                                                  ---------    ---------
                                                     86,769       97,810
 Accumulated Depreciation and Amortization           50,513       49,876
                                                  ---------    ---------
                                                     36,256       47,934
                                                  ---------    ---------

 Other Assets                                            93        1,502
                                                  ---------    ---------

 Note Receivable from Dart Group                     15,000          -
                                                  ---------    ---------

 Deferred Income Taxes                                8,001        5,971
                                                  ---------    ---------

 Total Assets                                     $ 173,506    $ 192,220
                                                  =========    =========


                See notes to consolidated financial statements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE BOARD OF DIRECTORS OF SHOPPERS FOOD WAREHOUSE CORP.:

We have audited the accompanying consolidated balance sheets of Shoppers Food Warehouse Corp. (a Delaware corporation and wholly owned subsidiary of Dart Group Corporation) and subsidiaries (the "Company" or "Successor"), as of January 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the fifty-two weeks ended January 31, 1998 and the accompanying balance sheet of Shoppers Food Warehouse Corp. and subsidiaries (the "Predecessor") as of February 1, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the thirty-one weeks ended February 1, 1997 and for each of the fifty-two weeks in the period ended June 29, 1996. These financial statements are the responsibility of the Company's and the Predecessor's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shoppers Food Warehouse Corp. (Successor) and subsidiaries as of January 31, 1998, and the results of their operations and their cash flows for the fifty-two weeks ended January 31, 1998, and the financial position of Shoppers Food Warehouse Corp. (Predecessor) and subsidiaries as of February 1, 1997 and the results of their operations and their cash flows for the thirty-one weeks ended February 1, 1997 and for each of the two years in the period ended June 29, 1996, in conformity with generally accepted accounting principles.

Effective February 6, 1997, the Company changed its method of depreciating property and equipment (see Note 1).



                              ARTHUR ANDERSEN LLP

Washington, D.C.
April 28, 1998

                 SHOPPERS FOOD WAREHOUSE CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                Successor   |  Predecessor
                                                January 31, |  February 1,
ASSETS                                             1998     |     1997
                                               ------------   ------------
Current Assets:                                             |
  Cash and equivalents                           $  4,027   |  $ 13,739
  Marketable debt securities                          522   |    94,999
  Accounts receivable                               7,950   |     9,244
  Merchandise inventories                          30,795   |    29,699
  Prepaid income taxes                              1,217   |       -
  Deferred income taxes                             4,254   |       -
  Prepaid expenses                                  2,173   |     2,056
  Due from affiliate                                  522   |       522
                                                 --------      --------
                                                   51,460   |   150,259
                                                 --------      --------
                                                            |
Property and Equipment, at cost:                            |
  Land and buildings                                7,503   |     9,120
  Store and warehouse equipment                    62,496   |    78,737
  Office and automotive equipment                   2,019   |     3,767
  Leasehold improvements                            3,842   |     4,412
                                                 --------      --------
                                                   75,860   |    96,036
  Accumulated depreciation and amortization        36,973   |    73,944
                                                 --------      --------
         Net property and equipment                38,887   |    22,092
                                                  --------      --------
                                                            |
Deferred Income Taxes                                 -     |     5,853
Deferred Financing Costs                            6,543   |       -
Goodwill                                          145,118   |       -
Lease Rights                                       11,689   |       -
Note Receivable from Dart Group                    35,374   |       -
Other Assets                                          861   |       804
                                                 --------      --------
                                                            |
  Total assets                                   $289,932   |  $179,008
                                                 ========      ========


The accompanying notes are an integral part of these consolidated balance sheets.

                 SHOPPERS FOOD WAREHOUSE CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                               Successor   |  Predecessor
                                               January 31, |  February 1,
LIABILITIES AND STOCKHOLDERS' EQUITY              1998     |     1997
                                              ------------   ------------
Current Liabilities:                                       |
Accounts payable                               $ 40,006    |  $ 41,830
  Accrued expenses                                         |
    Salaries and benefits                         4,490    |     4,886
    Taxes other than income                       2,687    |     2,903
    Interest                                      2,654    |       -
    Other                                         6,654    |     6,469
  Income taxes payable                             -       |     1,391
                                               --------       --------
                                                 56,491    |    57,479
                                               --------       --------
                                                           |
Senior Notes due 2004                           200,000    |       -
Capital Lease Obligations                        11,315    |    10,035
Deferred Income Taxes                             9,625    |       -
Other Liabilities                                 6,549    |     7,006
                                               --------       --------
    Total liabilities                           283,980    |    74,520
                                               --------       --------
                                                           |
Commitments and Contingencies                              |
Stockholders' Equity:                                      |
  Class A common stock, nonvoting, par value               |
    $5.00 per share, 25,000 shares authorized;             |
    23,333 1/3 shares issued                        117    |       117
  Class B common stock, voting, par value                  |
         $5.00 per share, 25,000 shares authorized;        |
         10,000 shares issued                        50    |        50
  Unrealized gain on short-term investments           4    |         -
  Retained earnings                               5,781    |   104,321
                                               --------       --------
    Total stockholders' equity                    5,952    |   104,488
                                               --------       --------
    Total liabilities and stockholders'                    |
      equity                                   $289,932    |  $179,008
                                               ========       ========




The accompanying notes are an integral part of these consolidated balance sheets.

                 SHOPPERS FOOD WAREHOUSE CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (dollars and shares in thousands, except per share data)

                             Successor   |              Predecessor
                                             ----------------------------------------
                             January 31, |   February 1,     June 29,       July 1,
                                1998     |      1997           1996           1995
                             ----------      ----------     ----------     ----------
                             (52 weeks)  |   (31 weeks)     (52 weeks)     (52 weeks)
                                         |
Sales                          $855,769  |    $  511,025    $  835,971    $   790,842
Cost of sales                   656,572  |       398,129       651,986        616,521
                               --------       ----------    ----------       --------
    Gross profit                199,197  |       112,896       183,985        174,321
                               --------       ----------    ----------       --------
                                         |
Selling and administrative               |
  expenses                      160,713  |        94,304       149,570        136,798
Depreciation and                         |
  amortization                   11,090  |         4,573         8,913          8,529
                               --------       ----------    ----------       --------
         Operating income        27,394  |        14,019        25,502         28,994
                                         |
Interest income                   3,587  |         3,526         5,789          4,682
Interest expense                 21,079  |           710         1,771          1,451
Insurance settlement, gain               |
  (loss)                           --    |           --           (355)         2,065
                               --------       ----------    ----------       --------
Income before income, taxes,             |
  extraordinary item and                 |
  cumulative effect of                   |
  accounting change               9,902  |        16,835        29,165         34,290
Income taxes                      4,801  |         6,380        10,462         14,764
                               --------       ----------    ----------       --------
Income before extraordinary              |
  item and cumulative effect             |
  of accounting change            5,101  |        10,455        18,703         19,526
Extraordinary item:                      |
  Loss on early                          |
    extinguishment of debt,              |
    net of income taxes of               |
    $2,150                       (3,126) |           --             --              --
Cumulative effect of                     |
    accounting change, net               |
    of income taxes of                   |
    $1,344                        1,729  |           --             --              --
                               --------       ----------    ----------       --------
Net income                     $  3,704  |    $   10,455    $   18,703       $ 19,526
                               ========       ==========    ==========       ========
                                         |
Earnings per common                      |
  share data (Basic and Dilutive)        |
  Income before extra-                   |
    ordinary item and                    |
    cumulative effect                    |
    of accounting change        $153.03  |    $   313.65    $   561.09       $ 585.78
  Extraordinary item:                    |
    Loss on early                        |
      extinguishment of                  |
      debt, net                  (93.78) |           --             --              --
  Cumulative effect of                   |
      accounting change, net      51.87  |           --             --              --
                               --------       ----------    ----------       --------
  Net income                   $ 111.12  |    $   313.65    $   561.09       $ 585.78
                               ========       ==========    ==========       ========

                            (Continued on next page)

                 SHOPPERS FOOD WAREHOUSE CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
            (dollars and shares in thousands, except per share data)

                                               Successor   |              Predecessor
                                                               -----------------------------------
                                               January 31, |   February 1,     June 29,       July 1,
                                                  1998     |      1997           1996           1995
                                               ----------      ----------     ----------     ----------
                                               (52 weeks)  |   (31 weeks)     (52 weeks)     (52 weeks)

Weighted average common                                    |
  shares outstanding                                   33  |           33            33              33
                                                 ========         ========      ========       ========
                                                           |
Pro forma amounts assuming                                 |
  change in accounting                                     |
  principle is applied                                     |
  retroactively:                                           |
  Income before                                            |
    extraordinary item                                     |     $ 10,186      $ 18,413       $ 19,170
Earnings per common share                                  |       305.58        522.39         575.10
  Net income                                               |       10,186        18,413         19,170
    Earnings per common                                    |
      share                                                |       305.58        522.39         575.10



        The accompanying notes are an integral part of these statements.

                 SHOPPERS FOOD WAREHOUSE CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       (dollars and shares in thousands)

                             Successor  |            Predecessor
                                           ----------------------------------
                             January 31,|  February 1,  June 29,     July 1,
                                1998    |     1997        1996        1995
                             ----------    ----------  ----------  ----------
                             (52 weeks) |  (31 weeks)  (52 weeks)  (52 Weeks)
 Common Stock-Class A:                  |
   Balance, beginning                   |
     and end of period        $    117  |  $    117    $    117    $    117
                              ========     ========    ========    ========
                                        |
 Common Stock-Class B:                  |
   Balance, beginning                   |
     and end of period        $     50  |  $     50    $     50    $     50
                              ========     ========    ========    ========
                                        |
 Unrealized Investment                  |
   Gains (Losses)             $      4  |  $    --     $    --     $     --
                              ========     ========    ========    ========
                                        |
 Retained Earnings:                     |
   Balance, beginning                   |
     of period                $104,321  |  $103,866    $ 95,163    $ 75,637
   Net income                    3,704  |    10,455      18,703      19,526
   Merger of SFW Acquisition            |
     Corp.                     (52,244) |       -           -           -
   Shareholder distributions   (50,000) |  ( 10,000)    (10,000)        --
                              --------     --------    --------    --------
   Balance, end of period     $  5,781  |  $104,321    $103,866    $ 95,163
                              ========     ========    ========    ========
                                        |
 Common Stock Outstanding:              |
   Balance, beginning and               |
     end of period                  33  |        33          33          33
                              ========     ========    ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                 SHOPPERS FOOD WAREHOUSE CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                            Successor  |              Predecessor
                                                          ----------------------------------
                                            January 31,|   February 1,  June 29,    July 1,
                                               1998    |      1997        1996        1995
                                            ----------     ----------  ----------  ----------
                                            (52 weeks) |   (31 weeks)  (52 weeks)  (52 weeks)
Cash flows from operating activities:
  Net income                                $   3,704  | $ 10,455    $ 18,703    $ 19,526
  Adjustments to reconcile net                         |
    income to net cash provided                        |
    by operating activities                            |
    Depreciation and amortiza-                         |
    tion                                       11,090  |    4,573       8,913       8,529
    Cumulative effect of account-                      |
      ing change                               (1,729) |      -           -           -
    Amortization of deferred                           |
      financing costs                           1,214  |      -           -           -
    Deferred income taxes                        (866) |   (1,564)        288      (1,058)
    Loss on disposition of                             |
      asset                                      --    |      --           --           34
    Interest expense in excess                         |
      of capital payments                        --    |      --           119         208
    Write-off of increasing Rate                       |
      Notes financing cost                      5,276  |      -           -           -
    Increase in deferred rent                          |
      liability                                   991  |      281         687         553
  Changes in operating assets                          |
    and liabilities:                                   |
    Accounts receivable                           575  |   (1,536)        (75)      1,028
    Merchandise inventories                    (1,096) |   (1,357)     (1,089)      1,810
    Prepaid income taxes                       (1,217) |      -           -           -
    Prepaid expenses                             (117) |   (1,034)        (66)        (63)
    Due from affiliates                          --    |      --           --         490
    Other assets                                  (57) |       37         275        (252)
    Accounts payable                           (1,824) |    1,965       1,590       2,009
    Accrued expenses                            2,688  |    1,892         878      (1,023)
    Income taxes payable                          -    |    1,664      (2,425)      1,307
    Closed store reserve                         (353) |      -           -           -
    Deferred income                            (1,650) |    2,036        (806)     (1,191)
                                             --------    --------    --------    --------
    Net cash provided by                               |
      operating activities                   $ 16,629  | $ 17,412    $ 26,992    $ 31,907
                                             --------    --------    --------    --------
                                                       |
Cash flows from investing activities:                  |
  Capital expenditures                       $ (9,497) | $ (5,280)   $ (7,355)   $ (4,693)
  Purchase of short-term                               |
    investments                               (36,093) |  (95,421)   (218,039)   (138,613)
  Sales/maturities of short-                           |
    term investments                          131,190  |  103,502     173,312     107,777
                                             --------    --------    --------    --------
      Net cash provided by                             |
        (used in) activities                 $ 85,600  | $  2,801    $(52,082)   $(35,529)
                                             --------    --------    --------    --------

                            (continued on next page)

                 SHOPPERS FOOD WAREHOUSE CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (dollars in thousands)

                                            Successor  |               Predecessor
                                                           ----------------------------------
                                             January 31,|   February 1,    June 29,     July 1,
                                             ----------     ----------    ----------   ----------
                                                1998    |      1997          1996         1995
                                             (52 weeks) |   (31 weeks)    (52 weeks)   (52 weeks)
Cash flows from financing activities:
  Dividends to shareholders                  $ (50,000) |  $(10,000)  $  (10,000)    $    --
  Payments for acquisition and                          |
    deferred financing costs                   (13,843) |       -            -            -
  Proceeds from Senior Notes                   200,000  |       -            -            -
  Repayment of Increasing Rate                          |
    Notes                                     (140,000) |       -            -            -
  Restricted proceeds                          (50,218) |       -            -            -
  Release of Restricted Proceeds                50,000  |       -            -            -
  Notes receivable from Dart Group             (35,000) |       -            -            -
  Payment of acquisition debt                  (72,800) |       -            -            -
  Payments on Capital Lease                        (80) |       (34)         --            --
                                             ---------     --------   -  --------     ---------
      Net cash used in                                  |
        financing activities                 $(111,941) |  $(10,034)  $  (10,000)    $    --
                                             ---------     --------   -  -------     ---------
                                                        |
Net increase (decrease) in                              |
  cash and equivalents                       $  (9,712) |  $ 10,179   $  (35,090)    $ (3,622)
Cash and equivalents,                                   |
  beginning of period                           13,739  |     3,560       38,650       42,272
                                             ---------     --------   -  -------     --------
Cash and equivalents, end                               |
  of period                                  $   4,027  |  $ 13,739   $    3,560     $ 38,650
                                             =========     ========   =  =======     ========


Supplemental disclosure of cash flow information:
  Cash paid during the fiscal                           |
    year for                                            |
    Income taxes                             $   4,812  |  $  6,300   $   12,487     $ 12,091
    Interest                                    16,868  |       710        1,771        1,451


The accompanying notes are an integral part of these consolidated statements.

                 SHOPPERS FOOD WAREHOUSE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        52 Weeks Ended January 31, 1998, 31 Weeks Ended February 1, 1997
              and the 52 Weeks Ended June 29,1996 and July 1, 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Shoppers Food Warehouse Corp. (a Delaware corporation) and its subsidiaries, collectively "Shoppers" or the "Company." All significant intercompany accounts and transactions have been eliminated. On February 6, 1997, Dart Group Corporation ("Dart") acquired the 50% interest in Shoppers that it did not already own for $210 million (the "Acquisition") and the Company (the "Successor") became a wholly owned subsidiary of Dart (see Note 2). Prior to the acquisition the Company is referred to as the Predecessor. The Company is engaged in the business of discount grocery stores in Maryland and Virginia.

Fiscal Year

In connection with the Acquisition, the Company changed its fiscal year end to the Saturday closest to January 31. Previously the Company's fiscal year ended on the Saturday closest to June 30. A fiscal year end coinciding with the Saturday closest to a month end results in a 52 or 53 week year. The fiscal years ended January 31, 1998, June 29, 1996 and July 1, 1995 contained 52 weeks. The period ended February 1, 1997 contained 31 weeks.

Use of Estimates in Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Equivalents

The Company considers all highly liquid temporary cash investments with maturities of three months or less to be cash equivalents. The majority of these are invested in U.S. Treasury Notes.

Marketable Debt Securities

Marketable debt securities included United States Treasury Notes and United States Agency Securities.

Effective February 1, 1997, the Company classifies its marketable debt securities as available-for-sale. At January 31, 1998, market value was approximately $4,000 greater than cost, net of income taxes, and the Company had no investments that qualified as trading or held-to-maturity.

The amortized cost of debt securities classified as available-for-sale is adjusted for amortization premiums and accretion of discounts to maturity.

                 SHOPPERS FOOD WAREHOUSE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        52 Weeks Ended January 31, 1998, 31 Weeks Ended February 1, 1997
              and the 52 Weeks Ended June 29, 1996 and July 1, 1995

Such amortization and interest are included in interest income. Realized gains and losses are included in interest income. The cost of securities sold is based on the specific identification method. The following table presents the estimated fair value of marketable debt securities available for sale by contractual maturity at January 31, 1998:

                                                   (dollars in thousands)
                 Due in one year or less                  $    522
                 Due after one year                            -
                                                          --------
                                                          $    522
                                                          ========

Expected maturities may differ from contractual maturities because the issuers of securities may have the right to prepay obligations without prepayment penalties.

Merchandise Inventories

The Company's inventories are priced at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method. If replacement cost (which approximates the first-in, first-out method) had been used, inventories would have been greater by approximately $4,743,000,$4,375,000, $3,845,000 and $2,940,000 as of January 31, 1998, February 1, 1997, June 29, 1996 and July 1,
1995, respectively. Net income would have been higher by approximately $368,000, $530,000, $905,000 and $877,000 for the periods ended January 31,
1998, February 1, 1997, June 29, 1996 and July 1, 1995, respectively.

Accounts Receivable

Accounts receivable include amounts due from vendors for coupons remitted, cooperative advertising, merchandise rebates, as well as interest receivable on treasury notes.

Property and Equipment

Property and equipment are stated at cost. The Company depreciated property and equipment using accelerated methods over the estimated useful lives of the assets, generally five to seven years. In connection with the Acquisition, the Company adopted Dart's method of depreciating property and equipment on a straight line basis. The following pro forma analysis for the Predecessor gives effect to the change in depreciation method assuming the depreciation method was applied retroactively.

                 SHOPPERS FOOD WAREHOUSE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        52 Weeks Ended January 31, 1998, 31 Weeks Ended February 1, 1997
              and the 52 Weeks Ended June 29, 1996 and July 1, 1995

                                    February 1,     June 29,        July 1,
                                      1997            1996           1995
                                    ---------      ----------     ---------
                                    (31 weeks)     (52 weeks)     (52 weeks)
Pro forma amounts:
 Net income                         $10,186       $18,413       $19,170
  Earnings per common
    share                           $305.58       $522.39       $575.10

Historical amounts:
 Net income                         $10,455       $18,703       $19,526
  Earnings per common
    share                           $313.65       $561.09       $585.78

Accrued Insurance Claims

The Company maintains self funded coverage with respect to general, workers compensation, and health insurance liabilities. Claims for general and workers' compensation are administered through insurance companies, which estimate the obligation of reported claims. An estimate of the obligation for health insurance claims is accrued at year-end and is based on historical data. Expenses arising from claims are accrued as claims become subject to estimation. Self-insurance liabilities are based on claims filed plus an additional amount for incurred but not reported claims. These liabilities are not discounted.

Income Taxes

The Company provides a deferred tax expense or benefit equal to the change in the net deferred tax asset during the year. Deferred income taxes represent the future net tax effects resulting from temporary differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Store Opening and Closing Costs

All costs of a noncapital nature incurred in opening a new store are charged to expense as incurred. The Company opened three new stores and one new store during the 52 weeks ended January 31, 1998 and June 29, 1996, respectively. No stores were opened during the 52 weeks ended July 1, 1995 and the 31 weeks ended February 1, 1997.

The costs associated with store closings are charged to selling and administrative expense when management makes the decision to close a store. Such costs consist primarily of lease payments and other carrying costs of holding the facility, net of estimated sublease income.

Deferred Income

The Company has entered into various agreements with vendors and suppliers which provide for the payment of cash or the receipt of merchandise at the beginning

                 SHOPPERS FOOD WAREHOUSE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        52 Weeks Ended January 31, 1998, 31 Weeks Ended February 1, 1997
              and the 52 Weeks Ended June 29, 1996 and July 1, 1995

or during the contract period. These amounts are deferred and amortized over the expected lives of the contracts.

Long Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value should be assessed. Impairment is measured by comparing the carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. The Company has determined that as of January 31, 1998, there has been no impairment in the carrying value of long-lived assets.

Concentration of Credit Risk

The Company's assets that are exposed to credit risk consist primarily of cash and equivalents, short-term investments, and accounts receivable. The Company maintains cash and equivalents with major banks in its marketplace. The Company performs periodic evaluations of the relative credit standing of the financial institutions with which it does business. The Company's short-term investments are invested in United States Treasury Bills. The Company's accounts receivable balance results primarily from the amounts due from its vendors for various promotional programs. The Company periodically reviews its accounts receivable balance and allows for uncollectible accounts.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures About Fair Value of Financial Instruments, requires the disclosure of the fair value of a financial instrument for which it is practicable to estimate the value and the methods and significant assumptions used to estimate the value. At January 31, 1998, February 1, 1997, June 29, 1996, and July 1, 1995 the carrying amount of current assets and current liabilities approximates fair value due to the short maturity of those instruments.

The fair value for the Company's fixed rate Senior Notes is based on quoted market prices. The fair value of the Company's Senior Notes on January 31, 1998 was approximately $201.5 million.

Earnings Per Share

Earnings per common share is based on the weighted average number of common shares and common share equivalents outstanding during the year. The Company adopted SFAS No. 128, Earnings Per Share, in the fourth quarter of fiscal 1998 and has restated all previously presented earnings per share data. The Company has no dilutive securities therefore, earnings per common share represents both basic and diluted earnings per share.

                 SHOPPERS FOOD WAREHOUSE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        52 Weeks Ended January 31, 1998, 31 Weeks Ended February 1, 1997
              and the 52 Weeks Ended June 29, 1996 and July 1, 1995

 New Accounting Standards

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

NOTE 2 - ACQUISITION

On February 6, 1997, Dart acquired the 50% interest in Shoppers that it did not already own for $210 million (the "Acquisition") and Shoppers became a wholly owned subsidiary of Dart. Dart financed the Acquisition through the application of $137.2 million in net proceeds raised from an offering of Increasing Rate Senior Notes due 2000 (the "Increasing Rate Notes") of SFW Acquisition Corp., a newly created wholly-owned indirect subsidiary of Dart, and $72.8 million of bridge financing (the "Bridge Loan") provided by a bank. Immediately after the Acquisition, SFW Acquisition Corp. merged into Shoppers (with Shoppers becoming the obligor on the Increasing Rate Notes) and Shoppers repaid the Bridge Loan from its existing cash and the liquidation of certain short-term investments.

The Acquisition was recorded using the purchase method of accounting and Dart's interest in Shoppers has been pushed down into the accompanying financial statements. The purchase price has been allocated to the assets and liabilities of Shoppers and the remaining excess purchase price over the net assets acquired of $148.8 million represents goodwill which will be amortized over 40 years. In conjunction with the Acquisition, the Company adopted Dart's method of depreciating property and equipment on a straight-line basis. Prior to the Acquisition, the Company used accelerated depreciation methods.

Pro forma operating results for the 52 weeks ended February 1, 1997 reflect the Acquisition as if it had occurred on February 4, 1996. The following unaudited pro forma results of the Predecessor reflect the push down of all acquisition entries, including additional amortization of intangibles, interest on the acquisition related debt, amortization of deferred financing costs as well as depreciation adjustments for the new basis of assets as of the Acquisition.

                                                    Pro Forma
                                                52 Weeks Ended
                                               February 1, 1997
                                               ----------------
Sales                                            $ 850,875
Income before taxes                                  7,793
Income before extraordinary item
  and cumulative effect of
  accounting change                                  3,660

                 SHOPPERS FOOD WAREHOUSE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        52 Weeks Ended January 31, 1998, 31 Weeks Ended February 1, 1997
              and the 52 Weeks Ended June 29, 1996 and July 1, 1995


 NOTE 3 - LONG-TERM DEBT

Senior Notes

In June 1997, Shoppers refinanced the Increasing Rate Notes with $200.0 million aggregate principal amount of 9 3/4% Senior Notes due 2004 (the "Senior Notes"). The net proceeds from the Senior Notes was $193.5 million (after fees and expenses of approximately $6.5 million) of which $143.5 million was used to repay the Increasing Rate Notes (including interest) and $50.0 million (the "Restricted Proceeds") was paid to Dart in the form of a $40 million dividend and a $10 million loan (see Note 10) for settlements with certain Dart shareholders (Haft family members). The early extinguishment of the Increasing Rate Notes resulted in the write-off of unamortized deferred financing costs of $5,276,000. Interest on the Senior Notes accrued from the date of issuance and is payable semi-annually in arrears on each June 15 and December 15, commencing December 15, 1997. The Senior Notes are effectively subordinated in right of payment to all secured indebtedness of the Company and certain restrictive covenants including, limitation on restricted payments, limitation on indebtedness, limitation on investments, loans and advances, limitation on liens, limitation on transactions with affiliates, restriction on mergers, consolidations and transfers of assets, limitation on lines of business, limitations on asset sales and limitation on issuance and sale of capital stock of subsidiaries. In addition, the Company is restricted, as to the amount, of declaring or paying any dividends or making distributions of the Company's capital stock accounts.

The Senior Notes are fully and unconditionally guaranteed by SFW Holding Corp. ("Holdings"), the immediate parent of the Company. Holdings holds 100% of the common stock of Shoppers and is wholly-owned subsidiary of Dart. The guarantee is secured by a first priority security interest in the capital stock of the Company owned by Holdings.

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

Since Holdings' sole asset is the common stock of Shoppers and the accounting for the Acquisition was pushed down into the Company's financial statements, the post acquisition consolidated financial statements of Holdings are substantially the same as the Company's consolidated financial statements. Accordingly, no separate financial statements of Holdings are presented because this information would not be material to investors.

Revolving Credit Facility

On December 22, 1997, the Company entered into a revolving loan and security agreement (the "Credit Facility") to borrow up to $25 million. The Company

                 SHOPPERS FOOD WAREHOUSE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        52 Weeks Ended January 31, 1998, 31 Weeks Ended February 1, 1997
              and the 52 Weeks Ended June 29, 1996 and July 1, 1995

intends to use proceeds from drawdowns from the Credit Facility for working capital and other corporate purposes. The Credit Facility has an original term of five years and may be renewed for up to two additional one year periods. Borrowings under the Credit Facility shall bear interest at rates ranging from prime rate minus 0.25% to prime rate plus 0.25%, for prime rate loans, or LIBOR plus 1.5% to LIBOR plus 2.0%, for LIBOR loans. The Company may elect prime rate loans or LIBOR loans. Interest rates are based upon the Company's net income determined in accordance with Generally Accepted Accounting Principles; plus, income taxes, interest expense (net of interest income), amortization and depreciation expenses, LIFO expense, other non-cash charges (excluding accruals for cash expenses made in the ordinary course of business) and losses from sales or other dispositions of assets; less, gains from sales or other dispositions and extraordinary or non-recurring gains, but not net of extraordinary or non-recurring cash losses ("EBITDA"). Borrowings are limited to eligible accounts, as defined less any letters of credit outstanding, and are secured by the Company's inventory and certain accounts receivable.
Interest on prime rate loans is payable monthly and interest on LIBOR loans is payable between one and three months. The Credit Facility includes a fee on the unused principal balance of 0.375% per annum until January 31, 1999 and a variable rate from .25% to .50% based on EBITDA. Letters of credit issued under the Credit Facility cannot exceed $10.0 million and Shoppers must pay a fee of
1.75 percent to 1.25 percent, based on the level of EBITDA, of the daily outstanding balance of the letters of credit. The Credit Facility has certain restrictive covenants, including the maintenance of specified EBITDA levels.
As of January 31, 1998, the Company had not borrowed under the Credit Facility.

As of January 31, 1998, February 1, 1997, June 29, 1996, and July 1, 1995, the Company's had outstanding letters of credit of approximately $6,597,000, $6,724,000, $6,424,000, and $6,135,000, respectively. One of the letters of credit expired on March 1, 1998, three others are expected to expire on May 1, 1998 and the remaining letter credit expires on June 4, 1998. One has been replaced with a surety bond and the others will be secured by replacement letters of credit.

NOTE 4 - INCOME TAXES

The provision for income taxes before extraordinary items and cumulative effect of accounting change is comprised of the following (in thousands):

                 SHOPPERS FOOD WAREHOUSE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        52 Weeks Ended January 31, 1998, 31 Weeks Ended February 1, 1997
              and the 52 Weeks Ended June 29, 1996 and July 1, 1995


                                       Successor   |           Predecessor
                                                      -------------------------------
                                      January 31,  |  February 1, June 29,   July 1,
                                          1998     |     1997       1996       1995
                                       ----------     ---------   --------    -------
                                       (52 Weeks)  |  (31 Weeks) (52 Weeks) (52 Weeks)
Current income tax provision:                      |
  Federal                               $  4,068   |  $  7,412     $  9,493     $ 14,248
  State                                      207   |       532          681        1,574
Deferred income tax                                |
  provision (benefit)                        526   |    (1,564)         288       (1,058)
                                        --------      --------     --------     --------
                                        $  4,801   |  $  6,380     $ 10,462     $ 14,764
                                        ========     =========     ========     ========

This effective income tax rate is reconciled to the Federal statutory rate as follows:

                                       Successor   |            Predecessor
                                                       ---------------------------------
                                       January 31, |   February 1,   June 29,      July 1,
                                          1998     |      1997         1996          1995
                                       ----------      ----------   ----------    -----------
                                       (52 Weeks)  |   (31 Weeks)    (52 Weeks)    (52 Weeks)
Federal statutory rate                   35.0%     |       35.0%        35.0%         35.0%
Increase in taxes resulting                        |
  from:                                            |
  State income taxes, net of                       |
    Federal income tax benefit             0.9     |         2.0          2.0           3.1
Revision of estimate for                           |
  tax accruals                             -       |         -            --            3.7
  Amortization of Goodwill                12.8     |         -            -             -
  Other                                   (0.2)    |         0.9         (1.1)          1.3
                                       --------         --------     --------      --------
  Effective tax rate                      48.5 %     |      37.9 %       35.9 %        43.1 %
                                       ========         ========     ========      ========


As a result of the Acquisition certain differences have arisen between book and tax basis of various assets and liabilities of the Company (see Note 2) and are reflected in the table that follows. Temporary differences which give rise to the deferred tax assets and liabilities on a consolidated basis are as follows (in thousands):

                 SHOPPERS FOOD WAREHOUSE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        52 Weeks Ended January 31, 1998, 31 Weeks Ended February 1, 1997
              and the 52 Weeks Ended June 29, 1996 and July 1, 1995

                                       Successor  |              Predecessor
                                                      -------------------------------
                                       January 31,|   February 1, June 29,   July 1,
                                          1998    |     1997       1996       1995
                                       ----------     --------- ---------- ----------
Deferred tax assets:                              |
  Loss on disposition of                          |
    Total Beverage                      $   -     |   $    374   $    374    $    381
  Reserves for store                              |
    closings                                      |
    and other                                210  |        566        319         325
  Deferred Rent                              379  |      1,705      1,600       1,433
  Capital Lease                              583  |        505        517         946
  Employee Benefits                        3,547  |      2,241      1,843       1,472
  Deferred Income                            306  |        435        154         557
  Other                                      561  |        326         89        --
                                        --------      --------   --------    ---------
                                        $  5,586  |   $  6,152   $  4,896    $  5,114
                                        ========      ========   ========    ========
                                                  |
Deferred tax liabilities:                         |
  Depreciation                          $  1,436  |   $    299   $    607    $    526
Lease Rights                               4,329  |        -          -           -
Asset basis adjustment                            |
  as a result of the                              |
  Acquisition                              5,192  |        -          -           -
  Other                                     --    |        --          --          11
                                       ---------      ---------   ---------    --------
                                        $ 10,957  |   $    299   $    607    $    537
                                        ========      ========   ========    ========
                                                  |
Net deferred tax asset (liability)      $ (5,371) |   $  5,853   $  4,289    $  4,577
                                        ========      ========   ========    ========

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company believes that no valuation allowance is necessary due to its history of profitable operations.

Tax Sharing Agreement with Dart

In February 1997, Dart and the Company entered into a tax sharing agreement whereby the federal and certain state and local income tax returns of the Company will be consolidated in the federal income tax returns to be filed by Dart. This tax sharing arrangement will allow Dart to utilize its net operating loss carryforwards and the Company's tax liabilities will be paid to Dart as if the Company filed a separate tax return.

                 SHOPPERS FOOD WAREHOUSE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        52 Weeks Ended January 31, 1998, 31 Weeks Ended February 1, 1997
              and the 52 Weeks Ended June 29, 1996 and July 1, 1995



NOTE 5 - OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following (in thousands):

                                         Successor   |  Predecessor
                                         January 31, |  February 1,
                                            1998     |     1997
                                         ----------     ----------
Accrued insurance                         $  4,530   |  $  3,441
Reserve for store closing                      400   |     1,513
Gift certificates outstanding                1,218   |     1,090
Other                                          506   |       425
                                          --------      --------
    Total                                 $  6,654   |  $  6,469
                                          ========      ========

NOTE 6 - COMMITMENTS AND CONTINGENCIES

401(k) Plan

Prior to fiscal year 1995 the Company maintained a noncontributory profit sharing plan (the "Plan") for all employees with one year of full time continuous service. During fiscal 1995, the Company replaced the Plan with a defined contribution 401(k) plan (the "New Plan"). The New Plan is available to substantially all employees over the age of 21 who have completed one year of continuous service. Discretionary contributions are made by the Company in trust for the exclusive benefit of employees who participate in the New Plan. The Board of Directors authorized a contribution of $400,000 to the New Plan for the 52 weeks ended June 29, 1996 and July 1, 1995 and $233,000 for the 31 weeks ended February 1, 1997. For the 52 weeks ended January 31, 1998 the Company has accrued $400,000 for its contributions to the New Plan. All amounts contributed or accrued to the New Plan are included in accrued salaries and benefits in the accompanying financial statements.

Multiemployer Plans

The Company makes contributions to multiemployer plans for its union employees. Such contributions, net of employee contributions, totaled approximately $842,000, $10,725,000 and $487,000 for pension, health and welfare and legal benefit plans, respectively, for the 52 weeks ended January 31, 1998 and $440,000, $6,205,000, and $282,000, for pension, health and welfare, and legal benefit plans, respectively, for the 31 weeks ended February 1, 1997. Contributions to the pension, health and welfare, and legal benefit plans totaled approximately $838,000, $10,373,000, and $466,000, respectively, for the 52 weeks ended June 29, 1996, and $787,000, $8,701,000 and $408,000, respectively, for the 52 weeks ended July 1,1995.

Lease Commitments

The Company leases warehouse and retail store facilities under noncancelable lease agreements ranging from 1 to 20 years. Renewal options are available on the majority of the leases for one or more periods of five years each. Most

                 SHOPPERS FOOD WAREHOUSE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        52 Weeks Ended January 31, 1998, 31 Weeks Ended February 1, 1997
              and the 52 Weeks Ended June 29, 1996 and July 1, 1995

leases require the payment of taxes and maintenance costs, and some leases provide for additional rentals based on sales in excess of specified minimums. All store leases have stated periodic rental increases. The increases are amortized over the lives of the leases. Rent expense includes approximately $991,000, $281,000, $687,000 and $802,000 of amortized rental increases for the 52 weeks ended January 31, 1998, the 31 weeks ended February 1, 1997, and the 52 weeks ended June 29, 1996 and July 1, 1995, respectively.

Following is a schedule of annual future minimum payments under the capital lease for office space, assuming future annual increases of 3 percent, and noncancelable operating leases, which have initial or remaining terms in excess of one year at January 31, 1998 (in thousands):

                                                            Capital      Operating
              Fiscal Year                                    Lease         Lease
              -----------                                  ---------     ---------
              1999                                         $  1,356      $ 15,954
              2000                                            1,397        15,819
              2001                                            1,439        15,524
              2002                                            1,482        15,144
              2003                                            1,527        14,650
              2004-2017                                      13,818       140,962
                                                           --------      --------

              Total                                          21,019      $218,053
                                                                         ========
          Less-Imputed Interest                               9,704
                                                           --------
          Present Value of net minimum
            lease payments                                 $ 11,315
                                                           =========

Rent expense for operating leases charged to operations is as follows (in thousands):

                                    Successor           Predecessor
                                               --------------------------------
                                  January 31,|   February 1,    June 29,      July 1,
                                     1998    |     1997          1996          1995
                                  ----------    ----------    ----------    ----------
                                  (52 Weeks) |  (31 Weeks)    (52 Weeks)    (52 Weeks)
Minimum rentals                   $ 14,088   |   $  7,288      $ 12,021      $ 10,925
Contingent rentals                   5,110   |      3,770         4,006         4,054
                                  --------       --------      --------      --------
  Total                           $ 19,198   |   $ 11,058      $ 16,027      $ 14,979
                                  ========       ========      ========      ========


Related-Party Leases

In July 1990, the Company entered into an agreement to lease an 86,000 square foot office building in Lanham, Maryland, from a private partnership (the "Partnership") which is owned by former stockholders of the Company (members of the Herman family) and former stockholders of Dart members of the Haft family. As part of a settlement with Herbert H. Haft and Ronald S. Haft (see Note 8), the Haft's interest in the office building is pledged as security to Dart. The lease is for 20 years and it commenced December 10, 1990. The lease provides for yearly increasing rental payments, based upon the Consumer Price Index for the Washington D.C., metropolitan statistical area; however, the annual increases will not be more than 6 percent or less than 3 percent. Rental payments for the

                 SHOPPERS FOOD WAREHOUSE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        52 Weeks Ended January 31, 1998, 31 Weeks Ended February 1, 1997
              and the 52 Weeks Ended June 29, 1996 and July 1, 1995


52 weeks ended January 31, 1998, the 31 weeks ended February 1, 1997, and the 52 weeks ended June 29, 1996 and July 1, 1995 were approximately $1,317,000, $744,000, $1,246,000 and $1,210,000 respectively, and all payments over the life of the lease aggregate approximately $21,019,000. The Company accounts for the lease as a capital lease. Due to fixed rental increases during the term of the lease, lease payments exceeded interest expense by approximately $34,000 for the 31 weeks ended February 1, 1997. Interest expense exceeded lease payments by $254,000 and $292,000 for the 52 weeks ended June 29, 1996 and July 1, 1995, respectively. The lease requires the Company to pay for maintenance, utilities, insurance, and taxes. The Partnership purchased the office building for approximately $8,663,000 in July 1990.

During the 52 weeks ended January 31, 1998, the 31 weeks ended February 1, 1997, and the 52 weeks ended June 29, 1996 and July 1, 1995, the Company made rental payments of approximately $5,911,000, $3,573,000, $5,384,000, and
$5,985,000, respectively, on store leases to partnerships related to former stockholders of Dart. As of January 31, 1998, the Company had ten store operating leases with partnerships related to the former stockholders of Dart. The remaining future minimum payments under these leases exclusive of option periods are approximately $66,360,000 and expire through 2014.

The Company made payments of approximately $290,000, $198,000, $278,000 and $246,000 during the 52 weeks ended January 31, 1998, the 31 weeks ended February 1, 1997, and the 52 weeks ended June 29, 1996 and July 1, 1995 for warehouse operating leases to a partnership owned by former stockholders of the Company and to Dart. As of January 31, 1998, the remaining future minimum annual payments under these leases are approximately $1,033,000 and expire in 2002.

Subleasing Agreements

The Company subleases space within one store for the sale of beer and wine to an entity affiliated with its officers. The Company received rental income of approximately $209,000, $58,000, $155,000 and $155,000, in the 52 weeks ended
January 31, 1998, 31 weeks ended February 1, 1997, and in the 52 weeks ended June 29, 1996 and July 1, 1995, respectively, from this entity, which is included in selling and administrative expenses.

As of January 31, 1998, there were three unaffiliated subtenants in the Lanham office building. The subtenants are leasing approximately 34,000 square feet. The subleases expire between December 1998 and September 2000. The Company received rental income of approximately $600,000, $321,000, $551,000 and $530,000 in the 52 weeks ending January 31, 1998, the 31 weeks ending February 1, 1997 and the 52 weeks ending June 29, 1996 and July 1, 1995 respectively from its subtenants.

During the period ended June 29, 1996 the Company began leasing space to Trak Auto Corporation ("Trak Auto") a majority-owned subsidiary of Dart. The Company received rental income of approximately $177,000, $91,000 and $140,000 during the periods ended January 31, 1998, February 1,1997 and during the fiscal year

                 SHOPPERS FOOD WAREHOUSE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        52 Weeks Ended January 31, 1998, 31 Weeks Ended February 1, 1997
              and the 52 Weeks Ended June 29, 1996 and July 1, 1995

ended June 29, 1996.

Employment Agreements

In February 1997, Shoppers entered into letters of employment with each of its executive officers (excluding William J. White) and several other key employees. The initial annual salaries of the executive officers under the letters of employment are as follows: Jack W. Binder ($183,000), Louis E. Davis ($150,000), Isaac Gendelman ($162,000) and Roy N. Marks ($148,000). Each executive officer may receive a bonus in accordance with a bonus program developed by the Company. Each executive officer will receive life insurance and health, dental and disability insurance. In addition, the Company pays between $350 and $850 per month to the executive officers as an automobile allowance. None of the letters of employment has a termination date.

On August 25, 1997, Shoppers entered into a one-year employment agreement with William J. White as President of the Company. The agreement provides for an annual base salary of $300,000 and a bonus on performance.

Other

In June of 1994, the Company had one store which incurred significant fire damage. The Company recorded the insurance settlement on the store's inventory, fixed assets, reimbursable payroll costs, and other business interruption costs. This resulted in the recognition of a pretax gain in the accompanying financial statements of $2,065,000 during the 52 weeks ended July 1, 1995. During the 52 weeks ended June 29, 1996, the insurance claim was settled in full and the Company recorded a pretax loss of $355,000 to reflect the remaining amount received for insurance proceeds, net of associated costs.

NOTE 7 - LITIGATION

Resolution of Haft Family and Related Litigation

The litigation discussed below involving Dart, its affiliates and members of the Haft family settled prior to January 31, 1998. On February 5, 1998, Dart closed the settlement agreement with Herbert H. Haft (the "HHH Settlement") and a Second Supplemental Settlement Agreement with Ronald S. Haft ("Second Supplemental Agreement"). The settlements with various Haft family members described in Note 8 are referred to as the "Settlements". As part of the HHH Settlement, Herbert H. Haft (i) sold to Dart all of his shares of, and options to purchase, Dart Class A Common Stock, and his capital stock of Dart's subsidiaries Trak Auto and Crown Books Corporation ("Crown Books"),(ii) resigned from all of his positions with Dart and its subsidiary corporations, (iii) relinquished his claim to voting control of Dart, and (iv) terminated his employment agreement with Dart. In addition, all outstanding litigation and disputes between Dart and Herbert H. Haft were resolved. As consideration for the HHH Settlement, Dart paid Herbert H. Haft approximately $28 million at the closing. An accrual for the HHH Settlement of approximately $28.0 million has

                 SHOPPERS FOOD WAREHOUSE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        52 Weeks Ended January 31, 1998, 31 Weeks Ended February 1, 1997
              and the 52 Weeks Ended June 29, 1996 and July 1, 1995

been reflected in Dart's January 31, 1998 Consolidated Financial Statements. Subsequent to January 31, 1998 and in connection with the closing of the Settlements, Dart also made a $10 million loan to a partnership owned by Ronald
S. Haft, the proceeds of which were used to repay a $10 million note to Herbert
H. Haft. Consummation of the Settlements also means that all litigation (described below) between Dart and members of the Haft family has been settled and dismissed, and the Company is no longer subject to a Standstill Order (described below) imposed by the Delaware Court of Chancery.

Haft Litigation involving Dart Group Corporation and its Subsidiaries

Over the past three years, there has been significant litigation involving the control of Dart. On September 7, 1994, the Board of Directors of Dart established an Executive Committee comprised of Dart's outside directors to conduct the affairs of Dart with respect to matters that were the subject of dispute between the then Chairman of the Board and Chief Executive Officer of Dart, Herbert H. Haft, and the then President and Chief Operating Officer of Dart, Ronald S. Haft. In April 1996, the Board of Directors of Dart authorized the Executive Committee to conduct the affairs of Dart with respect to matters that are the subject of dispute between Dart and its Co-Chairman, or in connection with which Dart and its Co-Chairman have adverse interests. Dart filed three lawsuits against Herbert H. Haft alleging various improper actions by him.

As a result of the Settlements, the litigation has been dismissed with prejudice.

On October 6, 1995, Dart and Ronald S. Haft entered into a settlement of litigation initiated by Ronald S. Haft to obtain control of Dart through the exercise of certain disputed stock options, and other related transactions (the "RSH Settlement"). The RSH Settlement transactions were subject to legal challenge and, through such litigation, Herbert H. Haft sought control of Dart. As a result of the Settlements, the litigation has been dismissed with prejudice. If he had succeeded in litigation to obtain control of Dart (in excess of 35% of the voting stock of Dart), it would have constituted a Change in Control under the Indenture permitting the holders of the Senior Notes, subject to certain conditions, to require the Company to repurchase any or all of the Senior Notes at a price equal to 101% of the principal amount thereof, plus any accrued and unpaid interest to the date of repurchase.

In connection with the legal challenges to the RSH Settlement, on December 6, 1995, the Delaware Court of Chancery entered a Standstill Order (the "Standstill Order"), which restricted certain actions by Dart. Without further order of the court, Dart could not, among other things, (i) change the current composition of the Board of Directors of Dart or any of its subsidiaries or (ii) issue any additional securities of Dart or any of its subsidiaries. In addition, without first giving certain litigants not less than seven days' written notice, Dart could not take any extraordinary actions, including but not limited to actions that would result in (a) the liquidation of Dart or any of its subsidiaries or

                 SHOPPERS FOOD WAREHOUSE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        52 Weeks Ended January 31, 1998, 31 Weeks Ended February 1, 1997
              and the 52 Weeks Ended June 29, 1996 and July 1, 1995

(b) the sale of any major subsidiary of Dart. For purposes of the Standstill Order, the Company is a "subsidiary" of Dart and the phrase "extraordinary actions" means any transaction, contract or agreement, the value of which exceeds $3 million.

As a result of the Delaware Court of Chancery approval of the Settlements, Dart is no longer subject to the Standstill Order.

Other

In the ordinary course of business, Shoppers is party to various legal actions that the Company believes are routine in nature and incidental to the operation of its business. The Company believes that the outcome of the proceedings to which Shoppers currently is party will not have a material adverse effect, if established, upon the business, financial condition and results of operations.

NOTE 8 - SETTLEMENT OF LITIGATION

Settlement with Robert, Gloria and Linda Haft

On September 26, 1997, Dart and its subsidiaries closed the transactions contemplated in an agreement, dated August 16, 1997, to settle certain litigation and enter other related transactions (the "RGL Settlement") with Robert M. Haft, Gloria G. Haft, Linda G. Haft and certain related parties (collectively "RGL").

The transactions completed by the closing of the RGL Settlement between Dart and RGL include: the purchase by Dart from RGL of 104,976 shares of Dart Class B Common Stock and 77,244 shares of Dart Class A Common Stock; the termination of options held or claimed by RGL to purchase shares of Dart Class A Common Stock; the termination of putative options to purchase 15 shares of Dart/SFW Corp., and the termination of a small number of options to purchase shares of common stock of Trak Auto Corporation ("Trak Auto") and Crown Books Corporation ("Crown Books"), affiliates of Dart. Dart paid RGL a total of approximately $41.0 million in connection with these transactions. Dart paid for the RGL Settlement with the Restricted Proceeds and Shoppers paid the Restricted Proceeds to Dart in the form of a $40 million dividend and a $10 million loan.

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

                 SHOPPERS FOOD WAREHOUSE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        52 Weeks Ended January 31, 1998, 31 Weeks Ended February 1, 1997
              and the 52 Weeks Ended June 29, 1996 and July 1, 1995



Settlements with Herbert H. Haft and Ronald S. Haft

On October 16, 1997, Dart announced the Settlements with Herbert H. Haft and Ronald S. Haft. The Settlements were subsequently approved by the Delaware Court of Chancery on November 24, 1997.

The HHH Settlement closed on February 5, 1998 and included the following transactions: the purchase by Dart from Herbert H. Haft of all his shares of, and options to purchase, Dart Class A Common Stock; that Herbert H. Haft resigned from all of his positions with Dart and its subsidiary corporations; that Herbert H. Haft relinquished his claim to voting control of Dart and that Herbert H. Haft terminated his employment contract with Dart. In addition, all outstanding litigation and disputes between Dart and Herbert H. Haft were dismissed or resolved. As consideration for the Settlements, Dart paid Herbert
H. Haft approximately $28 million upon closing. Dart also made a $10 million loan to a partnership owned by Herbert H. Haft and Ronald S. Haft, which loan is personally guaranteed by Ronald S. Haft and is secured by the partnership's interest in three shopping centers located in suburban Washington, D.C. and by a one-half indirect interest in the Company's headquarters building in Lanham, Maryland leased from a partnership in which the Haft's own one-half of the partnership interest. The Company loaned Dart an additional $25 million for the Settlements as permitted by covenants under the Senior Notes. In addition, certain derivative litigation was dismissed with prejudice and Dart paid approximately $3.5 million in attorney's fees to derivative plaintiff's counsel.

On November 19, 1997, the transactions contemplated in the First Supplemental Agreement, were closed. The transactions in the First Supplemental Agreement include: completion of bankruptcy plans of reorganization for partnerships owning Dart's headquarters in Landover, Maryland and a distribution center leased to Trak Auto in Bridgeview, Illinois; payment by Dart of $7 million to reduce outstanding mortgage loans on these properties, which thereafter are wholly-owned by Dart and/or its affiliates; and Ronald S. Haft paid $2.2 million to Dart from escrowed funds previously earmarked for Ronald S. Haft.

The Second Supplemental Agreement, closed in February 1998 and Dart required that the shares held in a Voting Trust for the benefit of Ronald S. Haft, be transferred to Dart. In addition, the Dart Class A and Class B Common Stock from the Voting Trust was placed in treasury and Dart's Class A Common Stock and Class B Common Stock were reclassified as Common Stock.

NOTE 9 - DISPOSITION OF TOTAL BEVERAGE CORP.

In October 1992, the Company opened Total Beverage Corp. ("Total Beverage"), a discount beverage retail store. On February 27,1993, the Company entered into an Asset Purchase Agreement (the "Agreement") to sell Total Beverage to Dart.

As proceeds from the sale, the Company received approximately $1,493,000 in a note receivable (the "Note"). Under the terms of the Agreement, the Company is required to reimburse Dart for 25 percent of future operating losses of Total

                         SHOPPERS FOOD WAREHOUSE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        52 Weeks Ended January 31, 1998, 31 Weeks Ended February 1, 1997
              and the 52 Weeks Ended June 29, 1996 and July 1, 1995


Beverage, as defined in the Agreement, over a three year period. To the extent of such losses, the Company will remit funds first by reducing amounts due under the Note and then by remitting payment to Dart. The Note and accrued interest were due in February 1995. The Company has reflected the Note, net of a $1,000,000 reserve, in the accompanying balance sheets as of January 31, 1998, February 1, 1997, June 29, 1996, and July 1, 1995 respectively. Management believes the reserve is adequate to provide for any reductions in the Note.

NOTE 10 - TRANSACTIONS WITH AFFILIATES

Dart provides the Company with certain general and administrative services, including, but not limited to, legal, human resources, data processing income taxes and financial reporting in accordance with an agreement dated February 6, 1997 (the "Management Services Agreement"). In management's opinion, the intercompany charges for these services were equal to the costs incurred by Dart to provide these functions. In fiscal 1998, Dart charged the Company approximately $125,000 for such services. It is not practicable for the Company to estimate the cost it would have incurred for these services if it had operated as an unaffiliated entity.

In addition to the intercompany charges for general and administrative services, Dart charged the Company, on a monthly basis, for actual expenses which related directly to the Company's operations (primarily legal expenses). Substantially all such charges were supported by invoices from unrelated parties designating the Company as recipient of the related goods or services. Such charges were approximately $1.6 million in fiscal 1998.

In the Company's opinion, the methods used for allocating costs described above constitute a reasonable basis on which to allocate such costs.

Promissory Notes

On September 26, 1997, Shoppers loaned Dart $10.0 million from the Restricted Proceeds that Dart used for the RGL Settlement. The loan is in the form of a promissory note that bears interest at 9 3/4% per annum compounded annually. Interest and principal are payable on June 15, 2004, however Dart could make interest payments prior to that time.

On January 28, 1998, Shoppers loaned Dart $25.0 million that Dart used for the HHH Settlement. The loan is in the form of a promissory note that bears interest at 9 3/4% per annum compounded annually. Interest and principal are payable on June 15, 2004, however Dart could make interest payments prior to that time.

NOTE 11 - SUBSEQUENT EVENT

Planned Merger of Dart

On April 9, 1998, Dart entered into an Agreement and Plan of Merger (the "Merger

                         SHOPPERS FOOD WAREHOUSE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        52 Weeks Ended January 31, 1998, 31 Weeks Ended February 1, 1997
             and the 52 Weeks Ended June 29, 1996 and, July 1, 1995


Agreement") with Richfood Holdings, Inc. ("Richfood Holdings") and a subsidiary of Richfood Holdings ("Acquisition Subsidiary") pursuant to which Dart has agreed to become a wholly owned subsidiary of Richfood Holdings. Pursuant to the terms of the Merger Agreement, Richfood Holdings will (1) make a cash tender offer (the "Offer") for all of the issued and outstanding shares of common stock of Dart at a price of $160.00 per share (2) take all steps necessary to cause Acquisition Subsidiary to merge with and into Dart (the "Merger") in a transaction in which Dart will become a wholly owned subsidiary of Richfood Holdings. As a result of the Merger, Richfood Holdings will indirectly own 100% of the outstanding Common Stock of the Company.

The Merger is subject to the tender in the offer of a majority of the shares of common stock of Dart on a fully diluted basis and to other customary conditions, including the receipt of regulatory approvals and the absence of material adverse effects on the business or financial conditions of Dart and its subsidiaries, taken as a whole with certain limited exceptions. There can be no assurance that either the Offer or the Merger will occur.

NOTE 12 - INTERIM FINANCIAL DATA - (UNAUDITED)

Selected interim financial data for the years ended January 31, 1998 and February 1, 1997 are as follows:

                        (dollars in thousands, except for per share amounts)
                                               Successor
                          -------------------------------------------------
QUARTER ENDED:            JANUARY 31,  NOVEMBER 1,   AUGUST 2,     MAY 3,
                             1998         1997         1997         1997
                          ----------   ----------   ----------   ----------
Sales                      $222,169     $214,076     $209,543     $209,981
Gross Profit                 51,668       48,369       48,714       50,446
Net Income (Loss)(1)            989         (846)      (1,345)       4,906
Net Income (Loss) Per
 Share (1) (2)             $  29.67     $ (25.38)    $ (40.35)    $ 147.18


                        (dollars in thousands, except for per share amounts)
                                            Predecessor
                          ------------------------------------------------
QUARTER ENDED:            FEBRUARY 1,  NOVEMBER 2,   AUGUST 3,     MAY 4,
                             1997         1996         1996         1996
                          ----------   ----------   ----------   ----------
Sales                      $225,752     $205,470     $210,617     $209,036
Gross Profit                 49,815       44,952       48,248       47,931
Net Income (Loss)(1)          4,837        3,298        5,936        6,492
Net Income (Loss) Per
 Share (1)(2)              $ 145.11     $  98.94     $ 178.08     $ 194.76

(1) Includes income of $1,729, net of income taxes, during the 13 weeks ended May 3, 1997, for the cumulative effect of an accounting change and a loss of $3,126, net of income taxes, during the 13 weeks ended July 2, 1997, for an extraordinary loss on early extinguishment of debt.

(2) The sum of these amounts may not equal the annual amount because of changes in the average number of shares outstanding during the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        Inapplicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The directors and executive officers of Shoppers are as follows:

Name                                Age                     Position
----                                ---                     --------
Richard B. Stone                    69            Chairman of the Board of Directors and
                                                    Chief Executive Officer
Howard M. Metzenbaum                80            Director
Harry M. Linowes                    69            Director
Mark A. Flint                       50            Director
William J. White                    55            President
Jack W. Binder                      68            Senior Vice President - Finance
Isaac Gendelman                     72            Senior Vice President - Produce
Leroy N. Marks                      67            Senior Vice President - Grocery
Louis E. Davis                      44            Senior Vice President - Store Operations
Lucky F. Hicks                      49            Senior Vice President - Perishable Merchandising

Richard B. Stone was elected Chairman of Shoppers in October 1997 and Chief Executive Officer. Senator Stone serves as Chairman and Chief Executive Officer of Dart Group Corporation ("Dart") and Chairman of SFW Holding Corp. ("Holding") a wholly-owned Dart subsidiary and Shoppers immediate parent. He is also Chairman and Chief Executive Officer of each of Dart's other majority owned subsidiaries Trak Auto Corporation ("Trak Auto") and Crown Books Corporation ("Crown Books") and Darts wholly-owned subsidiary Total Beverage Corporation ("Total Beverage"). Since December 1995, Senator Stone has been Voting Trustee of a trust that held all of the voting stock of Dart until February 1998 when Dart's Class A Common Stock was given voting power. From 1992 to 1994, Senator Stone was a Director of International Service System. He served as United States Ambassador to Denmark from 1992 to 1993, and he is currently a member of the Council of America Ambassadors. He was Chief Operating Officer of Capital Bank, N.A. from 1989 to 1991, and was Vice Chairman of the Board of Directors of Capital Bank, N.A. from 1985 to 1991. Senator Stone served as President Reagan's Special Envoy for Central American Affairs and Ambassador-at-Large from 1983 to 1984. He was a United States Senator from 1975 to 1981, representing the State of Florida.

Howard M. Metzenbaum has been a Director of Shoppers, Holding and Dart since October 21, 1997. He is also a director of Dart's subsidiaries Trak Auto, Crown Books and Total Beverage. He currently serves on the Board of the Public Citizen and National Peace Garden and he serves as Chairman of the Board of the Consumer Federation of America. He served also as Senator from the State of Ohio between 1977 and 1995, and from January 1974 to December 1974. Senator Metzenbaum was practicing attorney prior to joining the United States Senate. He headed the firm Metzenbaum, Gaines, Schwartz, Arupansky, Finley and Stern. Senator Metzenbaum was Chairman of the Board of COMCORP from 1969 to 1974. Prior to 1974, he served as Chairman of the Board of ITT Consumer Services Corp. ("ITT") and as a director of Capital National Bank of Cleveland and Society National Bank of Cleveland for several years. From 1958 to 1966, he served as Chairman of the Board of the Airport Parking Company of America, which later merged with ITT.

Harry M. Linowes has been a Director of Shoppers, Holding and Dart since
October

21, 1997. He is also a director of Dart's subsidiaries Trak Auto, Crown Books and Total Beverage. Mr. Linowes is a Certified Public Accountant and a consultant. Prior to his retirement, Mr. Linowes served as a Senior Partner of BDO Siedman, L.L.P. Accountants and Consultants ("BDO Siedman") from 1992 to 1996, and as Managing Partner from 1986 to 1992. In 1986, Mr. Linowes, then the Managing Partner of Leopold & Linowes, oversaw the merger of that firm with BDO Siedman. Mr. Linowes served as President of the Board of Trustees of the D.C. Institute of Certified Public Accountants, as President of the Washington, D.C. Estate Planning Counsel, and as Chairman of the Executive Committee of CPA Associates (an international association of CPA firms). He has been active in leadership roles with many civic organizations.

William J. White has been President of Shoppers since September 1997. Before joining Shoppers, Mr. White held a number of senior management positions in the retail-food business. He has served as Vice President of Operations for Giant Food of Carlisle, where he was responsible for over $600 million dollars in sales volume attributable to 55 stores. He later served as Senior Vice President of Retail Operations of Piggly Wiggly. Mr. White was subsequently promoted to President of Piggly Wiggly, and held that position from 1987 through 1994. Most recently, Mr. White served as President of Mega Foods in Phoenix, Arizona, from 1995 through 1997. While President of Mega Foods, Mr. White spearheaded a successful turn-around of the company.

Mark A. Flint has been a Director of Shoppers since February 6, 1997. He was the President of Shoppers from February 6, 1997 until August 25, 1997 and he was Chief Executive Officer from February 1997 until August 1997. He has also been the Senior Vice President and Chief Financial Officer of Dart since September 1996. Prior to joining Dart, Mr. Flint spent 14 years serving in various capacities as Senior Vice President and Chief Financial Officer, Chairman of the Executive Committee, and a member of the Board of Directors of Peter J. Schmitt Holdings, Inc., a multi-state $1.3 billion food retailer and distributor, where he was responsible for corporate development, mergers and acquisitions, finance and information technology.

Jack W. Binder became Senior Vice President of Finance of Shoppers in 1987. Prior to that, he served as Vice President and Controller since he joined Shoppers in 1966.

Isaac Gendelman worked at Shoppers' first store as a produce clerk beginning in 1953. Mr. Gendelman was promoted through the ranks to Store Produce Manager, Produce Buyer, Warehouse Manager, Vice President and in 1987 was promoted to Senior Vice President of Produce Operations.

Leroy N. Marks joined Shoppers in 1982 as Director of Grocery Buying. Mr. Marks was later promoted to Vice President and subsequently became Senior Vice President--Grocery in 1991.

Louis E. Davis joined Shoppers in 1971 as a cashier. Over the next several years, he advanced within the organization, serving as a store grocery manager, assistant store manager, store manager, grocery merchandiser, Director of Merchandising and Director of Store Operations. He remained in that position until he was promoted to Assistant Vice President of Operations. He became Vice President of Operations in 1991 and Senior Vice President of Store Operations in 1997.

Lucky Hicks joined Shoppers in February 1998 as Senior Vice President - Perishable Merchandise. Prior to joining the Company he was with Associated Wholesale Grocers in various positions since 1992. Prior to that he was with Kroger Company.

Other officers of the Company are as follows:

James K. Barnhart joined Shoppers in 1982 as Director of Data Processing. In 1987, Mr. Barnhart was promoted to Assistant Vice President--Data Processing and in January 1998 he was promoted to Vice President Data Processing.

Edward A. Klig joined Shoppers as Controller in 1985. In 1994, he was promoted to the position of Assistant Vice President and Controller and Vice President of Finance in January 1998.

Richard A. Pasewark joined Shoppers in November 1997 as Director of Advertising. He was promoted Vice President of Advertising in January 1998. Mr. Pasewark was Director of Advertising at Giant Food Stores, Inc. (Carlisle) from 1978 until November 1997.

R. Kevin Small was promoted to Vice President of Store Development in January 1998. He joined Shoppers in 1995 as Executive Director of Corporate Facilities. Prior to joining Shoppers he was Executive Director of Construction and Maintenance at Fresh Fields Market, Inc. from June 1994 to June 1995 and he was Director of Property Development with The Great Atlantic & Pacific Tea Co. from 1989 to June 1994.

Elliot R. Arditti has been Senior Vice President, Corporate Counsel of Dart since June 1995 and Secretary since June 1993. He joined Dart in January 1984 as Associate Counsel. He was appointed Assistant Vice President, Corporate Counsel in September 1986 and Vice President, Corporate Counsel in December 1987. In February 1997, he was appointed Secretary of Shoppers.

Kenneth M. Sobien joined Dart in August 1988. He was appointed Assistant Treasurer of Dart in July 1994 and Assistant Treasurer of Shoppers in February 1997.

Item 11.  Executive Compensation

Summary Compensation Table

The following Summary Compensation Table sets forth in summary form all compensation for all services rendered to Shoppers during the last three fiscal years (i) the Chief Executive Officer and (ii) the five for most highly compensated executive officers employed by Shoppers as of the end of its most recent fiscal year.

                                                                             Long Term
                                                                            Compensation
                                          Annual Compensation                   Awards
                                   --------------------------------       -----------------
                                                              Other                  All
                                                              Annual      Stock      Other
Name of                        (a)                            Compen-    Options    Compen-
Principal                    Fiscal                            sation     Granted    sation
Position                      Year   Salary($)   Bonus($)     ($)  (b)     (#)(c)   ($) (d)
---------------               ----   ---------   ---------   ----------   -------   ---------
Richard B. Stone            1998      -         50,000          -           -               -
Chief Executive
  Officer (e)

William J. White            1998    131,000      5,000          -         5,000        12,200
President (f)

Jack Binder                 1998    182,800     50,000          -         1,000         5,800
Senior V.P.                 1997     98,100     29,200          -           -             -
  Finance                   1996    163,000     50,000          -           -           7,200

Issac Gendelman             1998    161,700     50,000          -           600         5,800
Senior V.P.-                1997     86,900     29,200          -           -             -
  Produce                   1996    144,500     50,000          -           -           7,200

Louis E. Davis              1998    148,900     25,000          -         1,000         5,800
Senior V.P.-                1997     69,100     14,600          -           -             -
  Store                     1996    114,300     25,000          -           -           6,600
  Operations

Leroy N. Marks              1998    175,400     40,000          -           600         5,800
Senior Vice                 1997     79,000     23,300          -           -             -
  President -               1996    131,000     40,000          -           -           7,200
  Store
  Operations

(a) There were 31 weeks in fiscal 1997 compared to 52 weeks in each of fiscal 1998 and 1996.

(b) Excludes perquisites and other personal benefits, unless the aggregate amount of such compensation is at least $50,000 or 10% of the total annual salary and bonus reported.

(c) Includes Dart Group Corporation stock options.

(d) Includes allocations pursuant to the named executive officers 401(k) account and/or profit sharing account.

(e) Richard B. Stone was appointed Chief Executive Officer in December 1997. He is not compensated by Shoppers.

(f) William J. White joined Shoppers in August 1997. His annual base salary is $300,000 with a bonus based on performance. Mr. White received a

    $5,000 sign-on bonus and approximately $12,200 in relocation fees and taxes thereon.

Employment Agreements

In February 1997, Shoppers entered into letters of employment with each of its executive officers (excluding William J. White) and several other key employees. The initial annual salaries of the executive officers under the letters of employment are as follows: Jack W. Binder ($183,000), Louis E. Davis ($150,000), Isaac Gendelman ($162,000) and Roy A. Marks ($148,500). Each executive officer will receive life insurance and health, dental and disability insurance. In addition, the Company pays between $350 and $650 per month to the executive officers as an automobile allowance. None of the letters of employment has a termination date.

On August 25, 1997, Shoppers entered into a one-year employment agreement with William J. White as President of the Company. The agreement provides from an annual base salary of $300,000 and a bonus based on performance.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

In June 1988, Dart acquired its initial 50% interest in Shoppers. On February 6, 1997, Dart acquired the other 50% interest in Shoppers. Dart, indirectly (through its wholly-owned subsidiary SFW Holdings Corp.) owns 100% of all classes of Shoppers' outstanding common stock.

Item 13.  Certain Relationships and Related Transactions

In July 1990, Shoppers entered into an agreement to lease an 86,000 square foot office building in Lanham, Maryland, from Combined Properties/4600 Forbes Limited Partnership ("CP/Forbes Partnership") which is half-owned by certain former stockholders of Dart (members of the Haft family) and half-owned by certain former stockholders of Shoppers (members of the Herman family.) As a result of the Settlements the Haft's interest is pledged as security to Dart. The lease is for 20 years and commenced December 10, 1990. The lease provides for yearly increasing rental payments, based upon the Consumer Price Index for the Washington, D.C. metropolitan statistical area; however, the annual increases will not be more than 6 percent or less than 3 percent. Rental payments for the 52 weeks ended January 31, 1998, for the 31 weeks ended February 1, 1997 and for the 52 weeks ended June 29, 1996 and July 1, 1995, were approximately $1,317,000, $744,000, $1,246,000, and $1,210,000,
respectively, and total payments over the life of the lease aggregate approximately $21,019,000. The Company accounts for the lease as a capital lease. Due to fixed rental increases during the term of the lease, lease payments exceeded interest payments by $34,000 for the 31 weeks ended February 1, 1997, approximately $254,000 for the 52 weeks ended June 29,1996 and approximately $292,000 for the 52 weeks ended July 1, 1995. The lease requires The Company to pay for maintenance, utilities, insurance, and taxes. CP/Forbes Partnership purchased the office building for approximately $8,663,000 in July 1990.

During the 52 weeks ended January 31, 1998, the 31 weeks ended February 1, 1997, and the 52 weeks ended June 29, 1996 and July 1, 1995 Shoppers made rental payments of approximately $5,911,000, $3,573,000, $5,384,000, and
$5,985,000, respectively, on store leases to partnerships related to former stockholders of Dart (Haft family members). As of January 31, 1998, the Company had ten store operating leases with partnerships related to Haft family members. The remaining future minimum payments under these leases exclusive of option periods are approximately $66,360,000 and expire through 2014.

During the fiscal year ended June 29, 1996, Shoppers began leasing space to Trak Auto Corporation, a majority-owned subsidiary of Dart. Shoppers received rental income of approximately $177,000 during the 52 weeks ended January 31, 1998, $91,000 during the 31 weeks ended February 1, 1997 and $140,000 during the 52 weeks ended June 29, 1996.

The Company made payments of approximately $290,000, $198,000, $278,000 and $246,000 during the 52 weeks ended January 31, 1998, 31 weeks ended February 1, 1997 and the 52 weeks ended June 29, 1996 and July 1, 1995 for two warehouse operating leases. The first lease is with a partnership, owned by various members of the Herman family. As of January 31, 1998, the remaining future minimum payments under the lease are approximately $957,000. The second lease which was terminated in fiscal 1998, was with a subsidiary of Dart. It provided for a month-to-month term and payments of approximately $5,000 per month.

Shoppers subleases space within one store for the sale of beer and wine to an entity affiliated with its officers. Shoppers received rental income of approximately $209,000, $58,000, $155,000 and $155,000 during the 52 weeks ended January 31, 1998, the 31 weeks ended February 1, 1997 and the 52 weeks ended June 29, 1996 and July 1, 1995 respectively, from this entity.

Concurrent with the Acquisition, the Company entered into a management services agreement (the "Management Services Agreement") with Dart. The Management Services Agreement allocates costs and expenses incurred by Dart on behalf of the Company, including tax, accounting, internal audit, human resources and legal services. During the 52 weeks ended January 31, 1998, Dart charged the Company $125,000 for such costs. In addition, the Company entered into a tax sharing agreement (the "Tax Sharing Agreement") with Dart. The Tax Sharing Agreement provides, inter alia, that the Company shall pay to Dart from time to time amounts equal to the federal and state tax liability of the Company and each of its direct and indirect affiliated group subsidiaries (collectively, the "Shoppers Group") computed as if the Shoppers Group was a separate and independent affiliated group. For this purpose, the term "affiliated group" has the meaning set forth in section 1504 of the Internal Revenue Code of 1986, as amended.

In connection with the sale in October 1992 by Shoppers of Total Beverage Corp. to a subsidiary of Dart, Shoppers received a note in the amount of approximately $1,493,000 (the "Note"). The Note and accrued interest was due in February 1995. Subsequent to the issuance of the Note, Dart and Shoppers have raised various claims against each other, some of which are related to the purchase and sale of Total Beverage Corp. As a result, neither Dart nor its subsidiary have made payment on the Note. Shoppers has recorded a $1,000,000 reserve against this Note, resulting in a remaining balance of approximately $500,000. See "Note 2 of Notes to Consolidated Financial Statements." Dart intends to offset against the Note an amount reflecting certain claims that Dart and its subsidiaries have against Shoppers. As a result, it is not expected that Shoppers will receive funds from Dart in settlement of these disputes.

In February 1997, Shoppers paid approximately $10 million in fees and expenses incurred by Dart in connection with the Acquisition.

On September 26, 1997, Shoppers loaned Dart $10.0 million from the Restricted Proceeds that Dart used for the RGL Settlement. The loan is in the form of a promissory note that bears interest at 9 3/4% per annum compounded annually. Interest and principal are payable on June 15, 2004, however Dart could make interest payments prior to that time.

On January 28, 1998, Shoppers loaned Dart $25.0 million that Dart used for the HHH Settlement. The loan is the form of a promissory note that bears interest at 9 3/4% per annum compounded annually. Interest and principal are payable on June 15, 2004, however Dart could make interest payments prior to that time.

Item 14.                Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------                -----------------------------------------------------------------
(a)(1)                  Financial Statements

                        See Item 8.

(a)(2)                  Schedules (Consolidated) -

                        All schedules are omitted because the required information is inapplicable or it is presented in the consolidated financial statements or related notes.

(a)(3)                  Exhibits

      4.1               Indenture dated June 26, 1997 by and among Shoppers Food Warehouse Corp., SFW Holding Corp. and Norwest Bank
                        Minnesota, National Association (incorporated by reference to Exhibit 4.1 to Shoppers Food Warehouse Corp.
                        Form S-4, Registration No. 333-32825, filed August 5, 1997).

      4.2               Shoppers Food Warehouse Corp. Global Security dated June 26, 1997 (incorporated  by reference to Exhibit 4.1 to Shoppers Food Warehouse Corp. Form S-4, Registration No. 333-32825, filed August 5, 1997).

     10.1               Employment Agreement dated August 18, 1997 between William White and Shoppers Food Warehouse Corp., herein incorporated by reference to Exhibit 10.2 filed with Dart Group Corporation (No. 0-1946) Form 10-Q filed
                        September 15, 1997.

     10.2               Revolving Loan and Security Agreement dated December 22, 1997 between Shoppers Food Warehouse Corp. and
                        Lendors and Heller Financial, Inc. as Agent and as Lender.

     10.3               Promissory Notes dated September 26, 1997 and January 28, 1998 from Dart Group Corporation to Shoppers Food
                        Warehouse Corp.

     11                 Statement on Computation of Per Share Net Income.

     21                 Subsidiaries of Shoppers Food Warehouse Corp.

     23                 Consent of Independent Public Accountants

     27                 Financial Statement Schedules

(b)                     Reports on Form 8-K

                        Shoppers Food did not file any Current Reports on Form 8-K during the fourth quarter of the fiscal year ended January 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   SHOPPERS FOOD WAREHOUSE CORP.


Date: May 1, 1998                 By: William J. White
      -----------------------         ---------------------------------
                                      William J. White
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: May 1, 1998                     William J. White
      -----------------------         --------------------------------
                                      William J. White
                                      President


Date: May 1, 1998                     Richard B. Stone
      -----------------------         --------------------------------
                                      Richard B. Stone
                                      Chairman of the Board of Directors
                                        and Chief Executive Officer


Date: May 1, 1998                     Harry M. Linowes
      -----------------------         --------------------------------
                                      Harry M. Linowes
                                      Director


Date: May 1, 1998                     Howard M. Metzenbaum
      -----------------------         --------------------------------
                                      Howard M. Metzenbaum
                                      Director


Date: May 1, 1998                     Jack Binder
      -----------------------         ---------------------------------
                                      Jack Binder
                                        Senior Vice President and Chief
                                        Financial Officer

                      SHOPPERS FOOD WAREHOUSE CORPORATION

                                 Exhibit Index


Exhibit
-------
10.2      Revolving Loan and Security Agreement dated December 22, 1997 between Shoppers Food Warehouse Corp. and Lendors and Heller
          Financial, Inc. as Agent and as Lender.

10.3      Promissory Notes dated September 26, 1997 and January 28,1998 from Dart Group Corporation to Shoppers Food Warehouse Corp.

11        Statement on Computation of Per Share Net Income

21        Subsidiaries of Shoppers Food Warehouse Corporation
23        Consent of Independent Public Accountants

27        Financial Data Schedules