Form 10-K/A
period 1998-01-31
SHOPPERS FOOD WAREHOUSE CORP
filed 1998-05-13
CIK 1043065

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K/A
                                   (Mark One)
(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 1998

    ( ) Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period

                         from __________  to __________

                     Commission file number    333-32825

                         SHOPPERS FOOD WAREHOUSE CORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                    53-0231809
------------------------------------          ------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

4600 Forbes Blvd., Lanham, Maryland                     20706
-----------------------------------          ------------------------------
    (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code       (301) 306-9600
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

This Amendment No. 1 amends the registrant's Annual Report on Form 10-K (the "Form 10-K") for the year ended January 31, 1998, which was filed on May 1, 1998.

The Form 10-K is hereby amended and replaced in its entirety, as the result of a technical error that caused an irrelevant page to be inserted in the financial statements.

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


Date: May 13, 1998                 By:William J. White
      -----------------------         ---------------------------------
                                      William J. White
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: May 13, 1998                    William J. White
      -----------------------         --------------------------------
                                      William J. White
                                      President


Date: May 13, 1998                    Richard B. Stone
      -----------------------         --------------------------------
                                      Richard B. Stone
                                      Chairman of the Board of Directors
                                        and Chief Executive Officer


Date:
      -----------------------         --------------------------------
                                      Harry M. Linowes
                                      Director


Date:
      -----------------------         --------------------------------
                                      Howard M. Metzenbaum
                                      Director


Date: May 13, 1998                    Jack Binder
      -----------------------         ---------------------------------
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