Form 10-Q
period 1998-05-02
SHOPPERS FOOD WAREHOUSE CORP
filed 1998-06-16
CIK 1043065

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED May 2, 1998
                                               -----------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from          to
                                                        --------    ---------


Commission file number 333-32825
                       ---------

                          SHOPPERS FOOD WAREHOUSE CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                   53-0231809
---------------------------------------------           -------------------
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


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

At June 15, 1998, the registrant had 23,333 shares of Class A Common Stock, non-voting, $5.00 par value per share, outstanding and 10,000 shares of Class B Common Stock, voting, $5.00 par value per share, outstanding. The common stock of Shoppers Food Warehouse Corp. is not publicly traded.

Item 1.  Financial Statements

The consolidated financial statements included herein have been prepared by Shoppers Food Warehouse Corp. ("Shoppers" or the "Company") without audit (except for the consolidated balance sheet as of January 31, 1998, which has been derived from the audited consolidated balance sheet as of that date) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although Shoppers believes that the disclosures are adequate to make the information presented not misleading.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Shoppers' Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

                          SHOPPERS FOOD WAREHOUSE CORP.
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
            (dollars and shares in thousands, except per share data)

                                                      Thirteen Weeks Ended
                                                      --------------------
                                                       May 2,      May 3,
                                                        1998        1997
                                                      --------    --------
Sales                                                 $213,998    $209,981
Cost of sales                                          164,508     159,535
                                                      --------    --------
    Gross profit                                        49,490      50,446

Selling and administrative expenses                     40,192      37,545
Depreciation and amortization                            2,864       2,495
                                                      --------    --------
    Operating income                                     6,434      10,406

Interest income                                          1,314         499
Interest expense                                         5,470       5,250
                                                      --------    --------
    Income before income taxes                           2,278       5,655

Provision for income taxes                               1,071       2,478
                                                      --------    --------
Income before cumulative effect of accounting
    change                                               1,207       3,177
Cumulative effect of accounting change, net of
    income taxes of $1,344                                 -         1,729
                                                      --------    --------
Net Income                                            $  1,207    $  4,906
                                                      ========    ========

Earnings per common share data (Basic and Dilutive):
    Earnings before cumulative effect of accounting
       change                                         $  36.21    $  95.31
    Cumulative effect of accounting change, net            -         51.87
                                                      --------    --------
    Earnings per common share                         $  36.21    $ 147.18
                                                      ========    ========

Weighted average common shares outstanding                  33          33
                                                      ========    ========


        The accompanying notes are an integral part of these statements.

                          SHOPPERS FOOD WAREHOUSE CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                     (Unaudited)  (Audited)
                                                       May 2,    January 31,
ASSETS                                                  1998        1998
                                                     ----------  -----------
Current Assets:
  Cash and cash equivalents                           $ 10,501    $  4,027
  Marketable debt securities                             2,646         522
  Accounts receivable                                    8,479       7,950
  Merchandise inventories                               28,622      30,795
  Prepaid income taxes                                     512       1,217
  Deferred income taxes                                  4,435       4,254
  Prepaid expenses                                       1,862       2,173
  Due from affiliate                                     1,174         522
                                                      --------    --------
    Total current assets                                58,231      51,460
                                                      --------    --------

Property and Equipment, at cost:
  Land and buildings                                     7,503       7,503
  Store and warehouse equipment                         63,061      62,496
  Office and automotive equipment                        2,149       2,019
  Leasehold improvements                                 3,842       3,842
  Construction in progress                               1,950         -
                                                      --------    --------
                                                        78,505      75,860
  Accumulated depreciation and amortization             38,748      36,973
                                                      --------    --------
    Net property and equipment                          39,757      38,887
                                                      --------    --------

Deferred Financing Costs                                 6,589       6,543
Goodwill                                               144,188     145,118
Lease Rights                                            11,535      11,689
Note Receivable from Dart Group                         36,206      35,374
Other Assets                                               764         861
                                                      --------    --------

  Total assets                                        $297,270    $289,932
                                                      ========    ========


      The accompanying notes are an integral part of these balance sheets.

                          SHOPPERS FOOD WAREHOUSE CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                     (Unaudited)  (Audited)
                                                       May 2,    January 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                    1998        1998
                                                     ----------  -----------
Current Liabilities:
  Accounts payable                                    $ 41,015    $ 40,006
  Accrued expenses
    Salaries and benefits                                4,348       4,490
    Taxes other than income                              2,617       2,687
    Interest                                             7,529       2,654
    Other                                                7,190       6,654
                                                       -------    --------
      Total current liabilities                         62,699      56,491
                                                       -------    --------

Senior Notes Due 2004                                  200,000     200,000
Capital Lease Obligations                               11,289      11,315
Deferred Income Taxes                                    9,530       9,625
Other Liabilities                                        6,597       6,549
                                                       -------    --------
    Total Liabilities                                  290,115     283,980
                                                       -------    --------

Commitments and Contingencies
Stockholders' Equity:
  Class A common stock, nonvoting, par value
    $5.00 per share, 25,000 shares authorized;
    23,333 1/3 shares issued                               117         117
  Class B common stock, voting, par value $5.00 per
    share, 25,000 shares authorized;
    10,000 shares issued                                    50          50
  Unrealized gain on investments                           -             4
  Retained earnings                                      6,988       5,781
                                                      --------    --------
    Total stockholders' equity                           7,155       5,952
                                                      --------    --------
    Total liabilities and stockholders' equity        $297,270    $289,932
                                                      ========    ========


      The accompanying notes are an integral part of these balance sheets.

                          SHOPPERS FOOD WAREHOUSE CORP.
               CONSOLIDATED STATEMENTS OF CASH FLOWS, (Unaudited)
                             (dollars in thousands)

                                                      Thirteen Weeks Ended
                                                      --------------------
                                                       May 2,      May 3,
                                                        1998        1997
                                                      --------    --------
Cash Flows from Operating Activities:
  Net income                                          $  1,207    $  4,906
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                        2,864       2,495
    Cumulative effect of accounting change, net            -        (1,729)
    Amortization of deferred financing costs               248         510
    Interest in excess of capital lease payments           -           102
    Increase in deferred rent liability                    252         235
  Change in assets and liabilities:
    Accounts receivable                                   (529)      3,043
    Merchandise inventories                              2,173       1,043
    Due from affiliate                                    (652)        -
    Prepaid expenses                                       311         487
    Other assets                                            97         (80)
    Prepaid income taxes                                   705         -
    Deferred income taxes                                 (276)        -
    Accounts payable                                     1,009         270
    Accrued expenses                                       229      (1,307)
    Accrued interest                                     4,005       3,344
    Income taxes payable                                   -           871
    Deferred income                                       (109)       (390)
                                                      --------    --------
      Net cash provided by operating activities       $ 11,534    $ 13,800
                                                      --------    --------

Cash Flows from Investing Activities:
  Capital expenditures                                $ (2,650)   $ (1,522)
  Purchase of short-term investments                    (2,090)    (13,417)
  Sale/maturities of short-term investments                -        80,549
                                                      --------    --------
    Net cash provided by(used in)investing activities $ (4,740)   $ 65,610
                                                      --------    --------

Cash Flows from Financing Activities:
  Payments for acquisition and deferred financing
    costs                                             $   (294)   $ (6,936)
  Principal payments under capital lease obligations       (26)        -
  Payment of acquisition debt                              -       (72,800)
                                                      --------    --------
    Net cash used in financing activities             $   (320)   $(79,736)
                                                      --------    --------

Net decrease in cash and equivalents                     6,474        (326)
Cash and equivalents, beginning of period                4,027      13,739
                                                      --------    --------
Cash and equivalents, end of period                   $ 10,501    $ 13,413
                                                      ========    ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for
    Interest                                          $    282     $ 3,730
    Income taxes                                         1,242         750


        The accompanying notes are an integral part of these statements.

                          SHOPPERS FOOD WAREHOUSE CORP.
          CONSOLIDATED STATEMENTS OF CASH FLOWS, (Unaudited), Continued
                             (dollars in thousands)

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

                          SHOPPERS FOOD WAREHOUSE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           May 2, 1998 and May 3, 1997
                                   (Unaudited)

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

The accompanying consolidated financial statements as of May 2, 1998 and for the 13 weeks ended May 2, 1998 and May 3, 1997 of the Company has been prepared by the Company without an audit. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted from the accompanying consolidated financial statements.

In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position of the Company as of May 2, 1998, and the results of its operations for the 13 weeks ended May 2, 1998 and May 3, 1997. The results of operations for the 13 weeks ended May 2, 1998 are not necessarily indicative of the results that may be achieved for the fiscal year ended January 30, 1999.

NOTE 2 - EARNINGS PER SHARE

Earnings per common share is based on the weighted average number of common shares and common share equivalents outstanding during the periods presented. The Company adopted SFAS No. 128, Earnings Per Share, in the fourth quarter of fiscal 1998 and has restated all previously presented earnings per common share data. The Company has no dilutive securities, therefore, earnings per common share represents both basic and diluted earnings per common share.

NOTE 3 - INTERIM INVENTORY ESTIMATES

The Company's inventories are priced at the lower of last-in, first-out ("LIFO") cost or market. At May 2, 1998 and May 3, 1997, inventories determined on a first-in, first-out basis would have been greater by approximately $4,919,000 and $4,601,000, respectively.

The Company takes a physical inventory on a store by store basis of its grocery, frozen food, dairy and health and beauty care departments quarterly and the Company uses a gross profit method to determine inventories for those departments for quarters when complete physical counts are not taken. The Company took a physical inventory for these departments for the 13 weeks ended May 2, 1998. All perishable departments are inventoried monthly.

                          SHOPPERS FOOD WAREHOUSE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           May 2, 1998 and May 3, 1997
                                   (Unaudited)

NOTE 4 - ACQUISITION

On February 6, 1997, Dart Group Corporation ("Dart"), acquired the 50% interest in Shoppers that it did not already own at a cost of $210 million (the "Acquisition") and Shoppers became a wholly owned subsidiary of Dart. Dart financed the Acquisition through the application of $137.2 million in net proceeds raised from an offering of Increasing Rate Senior Notes due 2000 (the "Increasing Rate Notes") of SFW Acquisition Corp., a newly created wholly-owned indirect subsidiary of Dart, and $72.8 million of bridge financing (the "Bridge Loan") provided by a bank. Immediately after the Acquisition, SFW Acquisition Corp. merged into Shoppers (with Shoppers becoming the obligor on the Increasing Rate Notes) and Shoppers repaid the Bridge Loan from its existing cash and the liquidation of certain short-term investments.

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

NOTE 5 - LONG-TERM DEBT

Senior Notes

In June 1997, Shoppers refinanced the Increasing Rate Notes with $200.0 million aggregate principal amount of 9 3/4% Senior Notes due 2004 (the "Senior Notes"). The net proceeds from the Senior Notes was $193.5 million (after fees and expenses of approximately $6.5 million) of which $143.5 million was used to repay the Increasing Rate Notes (including interest) and $50.0 million (the "Restricted Proceeds") was paid to Dart in the form of a $40 million dividend and a $10 million loan for settlements with certain Dart shareholders (Haft family members). Interest on the Senior Notes accrued from the date of issuance and is payable semi-annually in arrears on each June 15 and December 15. The Senior Notes are effectively subordinated in right of payment to all secured indebtedness of the Company and contain certain restrictive covenants including,
(i) limitation on restricted payments, (ii) limitation on indebtedness, (iii) limitation on investments, loans and advances, (iv) limitation on liens, (v) limitation on transactions with affiliates, (vi) restriction on mergers, consolidations and transfers of assets, (vii) limitation on lines of business,
(viii) limitations on asset sales and (ix) limitation on issuance and sale of capital stock of subsidiaries. The amount of distributions that the Company can make to its shareholder is also subject to certain restrictions.

The Senior Notes are fully and unconditionally guaranteed by SFW Holding Corp. ("Holdings"), the immediate parent of the Company. Holdings holds 100% of the common stock of Shoppers and is wholly-owned subsidiary of Dart. The guarantee

                          SHOPPERS FOOD WAREHOUSE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           May 2, 1998 and May 3, 1997
                                   (Unaudited)

is secured by a first priority security interest in the capital stock of the Company owned by Holdings.

Revolving Credit Facility

On December 22, 1997, the Company entered into a revolving loan and security agreement (the "Credit Facility") to borrow up to $25 million. The Company intends to use proceeds of borrowings under the Credit Facility for working capital and other corporate purposes. The Credit Facility has an original term of five years and may be renewed for up to two additional one year periods. Borrowings under the Credit Facility shall bear interest at rates ranging from prime rate minus 0.25% to prime rate plus 0.25%, for prime rate loans, or LIBOR plus 1.5% to LIBOR plus 2.0%, for LIBOR loans. The Company may elect prime rate loans or LIBOR loans. Interest rates are based upon the Company's net income, determined in accordance with GAAP; plus income taxes, interest expense (net of interest income), amortization and depreciation expenses, LIFO expense, other non-cash charges (excluding accruals for cash expenses made in the ordinary course of business) and losses from sales or other dispositions of assets, less gains from sales or other dispositions and extraordinary or non-recurring gains, but including extraordinary or non-recurring cash losses ("EBITDA"). Borrowings are limited to eligible accounts, as defined, less any letters of credit outstanding, and are secured by the Company's inventory and certain accounts receivable. Interest on prime rate loans is payable monthly and interest on LIBOR loans is payable between one and three months. The Credit Facility includes a fee on the unused principal balance of 0.375% per annum until January 31, 1999 and a variable rate from .25% to .50% based on the Company's EBITDA. Letters of credit issued under the Credit Facility cannot exceed $10.0 million and Shoppers must pay a fee of 1.25% to 1.75%, based on the level of EBITDA, of the daily outstanding balance of any outstanding letters of credit. The Credit Facility has certain restrictive covenants, including the maintenance of specified EBITDA levels. As of May 2, 1998, the Company had not borrowed under the Credit Facility.

NOTE 6 - MERGER

Merger of Dart

On April 9, 1998, Dart entered into an Agreement and Plan of Merger (the "Merger Agreement") with Richfood Holdings, Inc. ("Richfood Holdings") and a subsidiary of Richfood Holdings ("Acquisition Subsidiary"). Pursuant to the terms of the Merger Agreement, Richfood Holdings (i) made a cash tender offer (the "Offer") for all of the issued and outstanding shares of common stock of Dart at a price of $160.00 per share (ii) caused Acquisition Subsidiary to merge with and into Dart (the "Merger") in a transaction in which Dart became a wholly owned subsidiary of Richfood Holdings. The tender offer closed on May 13, 1998 and the Merger was effective on May 18, 1998. As a result of the Offer and the Merger, Richfood Holdings indirectly owns 100% of the outstanding Common Stock of the Company. Richfood Holdings intends to operate Shoppers as a distinct unit separate from its other retail and wholesale operations and does not

                          SHOPPERS FOOD WAREHOUSE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           May 2, 1998 and May 3, 1997
                                   (Unaudited)

presently plan to make any material changes to Shoppers' strategic focus or operational format.

NOTE 7 - NOTES RECEIVABLE

On September 26, 1997, Shoppers loaned Dart $10.0 million from the Restricted Proceeds that Dart used for a settlement with certain Haft family members. The loan is in the form of a promissory note that bears interest at 9 3/4% per annum compounded annually. Interest and principal are payable on June 15, 2004, however, Dart may make interest payments prior to that time.

On January 28, 1998, Shoppers loaned Dart $25.0 million that Dart used for a settlement with Herbert H. Haft. The loan is in the form of a promissory note that bears interest at 9 3/4% per annum compounded annually. Interest and principal are payable on June 15, 2004, however Dart may make interest payments prior to that time.

During the 13 weeks ended May 2, 1998, Shoppers recorded interest income of approximately $288,000 and decreased the reserve for the collectability of a note receivable from an affiliate by approximately $365,000 to adjust the carrying value of the note receivable. Subsequent to May 2, 1998, Shoppers collected approximately $1,174,000 from an affiliate of Dart to pay-off the note receivable in full.

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

Richfood Holdings intends to operate Shoppers as a distinct unit separate from its other retail and wholesale operations and does not presently plan to make any material changes to Shoppers' strategic focus or operational format.

Results of Operations

13 Weeks Ended May 2, 1998 Compared with the 13 Weeks Ended May 3, 1997 (unaudited)

Sales increased by $4.0 million, from $210.0 million during the 13 weeks ended May 3, 1997 to $214.0 million during the 13 weeks ended May 2, 1998. The sales increases were primarily due to the three new stores opened since July 1997. Comparable store sales decreased 9.1% during the 13 weeks ended May 2, 1998. The decrease in comparable store sales was primarily due to the new stores drawing customers from existing stores and competitive market conditions.

Gross profit decreased by $1.0 million (1.9%), from $50.4 million during the 13 weeks ended May 3, 1997 to $49.5 million during the 13 weeks ended May 2, 1998. Gross profit, as a percentage of sales, decreased to 23.1% during the 13 weeks ended May 2, 1998 from 24.0% during the 13 weeks ended May 3, 1997. The decreases were primarily due to a more aggressive pricing strategy implemented by the Company that is intended to reestablish the Company as a price leader.

Selling and administrative expenses increased by approximately $2.6 million (7.1%), from $37.5 million during the 13 weeks ended May 3, 1997 to $40.2 million during the 13 weeks ended May 2, 1998. Selling and administrative expenses, as a percentage of sales, increased from 17.9% during the 13 weeks ended May 3, 1997 to 18.8% during the 13 weeks ended May 2, 1998. The increases were primarily attributable to increased payroll costs associated with negotiated union rates and to expenses associated with the new stores opened since July 1997.

Depreciation and amortization increased by $0.4 million from $2.5 million during the 13 weeks ended May 3, 1997 to $2.9 million during the 13 weeks ended May 2, 1998. The increases were primarily due to additional depreciation and amortization associated with fixed assets purchased for the new stores opened since July 1997.

Operating income was $6.4 million for the 13 weeks ended May 2, 1998 compared to $10.4 million during the same period in the prior year. The decrease was primarily due to higher selling and administrative expenses, the decrease in

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

gross profit and increased depreciation and amortization.

Interest income increased $0.8 million during the 13 weeks ended May 2, 1998 compared to the 13 weeks ended May 3, 1997 due to interest accrued on the loans to Dart and the interest recorded on the note receivable from affiliate (see
Note 8 to the Consolidated Financial Statements).

Interest expense increased approximately $0.2 million from $5.3 million during the 13 weeks ended May 3, 1997 to $5.5 million during the 13 weeks ended May 3, 1998 as a result of interest paid and accrued on the Senior Notes and the amortization of financing costs.

The effective income tax rate for the 13 weeks ended May 2, 1998 was 47.0% compared to 43.8% for the 13 weeks ended May 3, 1997. The increase was primarily attributable to nondeductible amortization of acquisition related goodwill.

Net income decreased by $3.7 million, from $4.9 million during the 13 weeks ended May 3, 1997 to $1.2 million during the 13 weeks ended May 2, 1998. The decrease was primarily attributable to income from the cumulative effect of accounting change last year resulting from the Company adopting Dart's method of depreciating fixed assets and to the reduction in operating income this year.

Year 2000 Compliance (unaudited)

The Company is currently in the process of conducting a review of the impact of Year 2000 on its information systems, as well as reviewing its impact on relationships with key customers and vendors. Based on this review, the Company is upgrading its store POS systems, General Ledger, Accounts Payable and Payroll systems. The Company believes that all other systems are currently Year 2000 compliant. The upgrades are scheduled to be completed by January 1999. There can be no certainty that the upgrades will be completed by the year 2000. Currently, the aggregate cost associated with this program has not been estimated.

Liquidity and Capital Resources

The Company's principal sources of liquidity are expected to be cash flow from operations and, if necessary, borrowings under its $25 million credit facility ("the Credit Facility"). It is anticipated that Shoppers' principal uses of liquidity will be to provide working capital, finance capital expenditures and meet debt service requirements.

Letters of credit have been issued in connection with Shoppers' workers' compensation insurance in the amount of approximately $5.0 million as of May 2, 1998. These letters of credit will mature at various dates through May 1, 1999.

During the 13 weeks ended May 2, 1998, operating activities generated $11.5 million. One of the principal uses of cash in the Company's operating activities is inventory purchases. However, Shoppers' relatively high inventory turnover enables the Company to finance a substantial portion of its inventory

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

through trade payables, thereby allowing the Company to use cash from operations for non-current purposes, such as financing capital expenditures and other investing activities.

For the 13 weeks ended May 2, 1998, investing activities used approximately $2.7 million of Shoppers' funds for capital expenditures and approximately $2.1 million for the purchase of short-term investments.

Financing activities used $0.3 million of the Company's funds during the 13 weeks ended May 2, 1998 compared to $79.7 million during the 13 weeks ended May 3, 1997. The change is due to payments for the bridge loan, financing costs, and acquisition costs associated with the Acquisition last year (see Note 4 to the Consolidated Financial Statements).

Shoppers estimates that it will make capital expenditures of approximately $9.4 million during the 52 weeks ended January 30, 1999. Such expenditures relate to one new store opening as well as routine expenditures for equipment and maintenance. Management expects that these capital expenditures will be financed primarily through cash flow from operations and, if necessary, the Credit Facility.

Shoppers' current interest expense consists primarily of interest on the Senior Notes and capital lease obligations. Interest expense increased approximately $0.2 million from approximately $5.3 million during the 13 weeks ended May 3, 1997 to $5.5 million during the 13 weeks ended May 2, 1998 due to interest paid and accrued on the Senior Notes and amortization of deferred financing costs.

The Company believes that cash flows from Shoppers' operations and, if necessary, borrowings under the Credit Facility will be adequate to meet its anticipated requirements for working capital, debt service and capital expenditures over the next few years. However, there can be no assurance that Shoppers will generate sufficient cash flow from operations or that it will be able to borrow under the Credit Facility.

                                     PART II

Item 1.  Legal Proceedings

Material legal proceedings pending against Shoppers are described in its Annual Report on Form 10-K for the year ended January 31, 1998 (the "Annual Report"). There have been no material developments in any legal proceedings reported in the Annual Report.




Item 6.  Exhibits and Reports on Form 8-K

(A)  Exhibits

     27       Financial Data Schedule

(B)  Reports on Form 8-K

     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        SHOPPERS FOOD WAREHOUSE CORP.



Date:  June 16, 1998               By:  WILLIAM J. WHITE
       ----------------------           ------------------------------------
                                        WILLIAM J. WHITE
                                        President




Date:  June 16, 1998               By:  EDWARD KLIG
       ----------------------           ------------------------------------
                                        EDWARD KLIG
                                        Chief Financial Officer