Form 10-Q
period 1998-08-01
SHOPPERS FOOD WAREHOUSE CORP
filed 1998-09-15
CIK 1043065

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED August 1, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from __________ to __________


Commission file number 333-32825
                       ---------

                          SHOPPERS FOOD WAREHOUSE CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                     53-0231809
----------------------------------------------------    ------------------------
  (State or other jurisdiction of incorporation             (I.R.S. Employer
                or organization)                           Identification No.)

                   4600 Forbes Blvd., Lanham, Maryland, 20706
                   ------------------------------------------
                     (Address of principal executive office)
                                   (Zip Code)

                                 (301) 306-8600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

At September 14, 1998, the registrant had 23,333 shares of Class A Common Stock, non-voting, $5.00 par value per share, outstanding and 10,000 shares of Class B Common Stock, voting, $5.00 par value per share, outstanding. The common stock of Shoppers Food Warehouse Corp. is not publicly traded.

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

                        SHOPPERS FOOD WAREHOUSE CORP.
              CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
           (dollars and shares in thousands, except per share data)

                           Thirteen Weeks Ended  Twenty-Six Weeks Ended
                           --------------------- ----------------------
                            August 1,  August 2,  August 1,   August 2,
                              1998       1997       1998        1997
                           ----------|---------- ----------  ----------
                      (Post-Acquisition)
Sales                       $224,527 | $209,543    $438,525    $419,524
Cost of sales                170,780 |  160,829     335,288     320,364
                            -------- | --------    --------    --------
    Gross profit              53,747 |   48,714     103,237      99,160
                            -------- | --------    --------    --------
                                     |
Selling and administrative           |
  expenses                    44,724 |   39,132      84,916      76,677
Depreciation and                     |
  amortization                 3,836 |    3,095       6,700       5,079
                            -------- | --------    --------    --------
    Operating income           5,187 |    6,487      11,621      17,404
                                     |
Interest income                  972 |    1,298       2,286       1,797
Interest expense               4,696 |    4,631      10,166      10,392
                            -------- | --------    --------    --------
Income before income taxes,          |
  extraordinary item and             |
  cumulative effect of               |
  accounting change            1,463 |    3,154       3,741       8,809
Provision for income taxes     1,341 |    1,373       2,412       3,851
                            -------- | --------    --------    --------
Net income before                    |
  extraordinary item and             |
  cumulative effect of               |
  accounting change              122 |    1,781       1,329       4,958
Extraordinary item:                  |
  Loss on early                      |
    extinguishment of debt,          |
    net of income taxes of           |
    $2,150                       -   |   (3,126)        -        (3,126)
Cumulative effect of                 |
  accounting change, net             |
  of income taxes of $1,344      -   |      -           -         1,729
                            -------- | --------    --------    --------
Net income (loss)           $    122 | $ (1,345)   $  1,329    $  3,561
                            ======== | ========    ========    ========
                                     |
Earnings per common                  |
  share data (Basic and Dilutive):   |
  Income before                      |
    extraordinary item and           |
    cumulative effect of             |
    accounting change       $   3.66 | $  53.43    $  39.87    $ 148.74
  Extraordinary item:                |
    Loss on early                    |
      extinguishment of              |
      debt                      -    |   (93.78)       -         (93.78)
  Cumulative effect of               |
    accounting change           -    |     -           -          51.87
                            -------- | --------    --------    --------
  Net income (loss)         $   3.66 | $ (40.35)   $  39.87    $ 106.83
                            ======== | ========    ========    ========
                                     |
Weighted average common              |
  shares outstanding              33 |       33          33          33
                            ======== | ========    ========    ========


        The accompanying notes are an integral part of these statements.

                         SHOPPERS FOOD WAREHOUSE CORP.
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                 (Unaudited)    (Audited)
                                                   August 1,   January 31,
                                                     1998          1998
                                                  ----------  |---------
                                              (Post-Acquisition)
ASSETS                                                        |
Current Assets:                                               |
  Cash and cash equivalents                         $  1,295  | $  4,027
  Marketable debt securities                             -    |      522
  Accounts receivable                                 10,529  |    7,950
  Merchandise inventories                             30,046  |   30,795
  Prepaid income taxes                                   -    |    1,217
  Deferred income taxes                                  984  |    4,254
  Prepaid expenses                                     2,722  |    2,173
  Due from affiliate                                     -    |      522
                                                    --------  | --------
    Total current assets                              45,576  |   51,460
                                                    --------  | --------
                                                              |
Property and Equipment, at cost:                              |
  Land and buildings                                   9,000  |    7,503
  Store and warehouse equipment                       43,105  |   62,496
  Office and automotive equipment                        581  |    2,019
  Leasehold improvements                               2,283  |    3,842
                                                    --------  | --------
                                                      54,969  |   75,860
  Accumulated depreciation and amortization            1,196  |   36,973
                                                    --------  | --------
    Net property and equipment                        53,773  |   38,887
                                                    --------  | --------
                                                              |
Deferred Financing Costs                               6,319  |    6,543
Goodwill net of accumulated amortization of                   |
  $1,969 and $1,816                                  369,867  |  145,118
Lease Rights                                          15,223  |   11,689
Note Receivable from Dart Group                       37,099  |   35,374
Other Assets                                             140  |      861
                                                    --------  | --------
                                                              |
  Total assets                                      $527,997  | $289,932
                                                    ========  | ========


      The accompanying notes are an integral part of these balance sheets.

                          SHOPPERS FOOD WAREHOUSE CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                   (Unaudited)   (Audited)
                                                    August 1,   January 31,
                                                      1998         1998
                                                   ---------- | -----------
                                               (Post-Acquisition)
LIABILITIES AND STOCKHOLDER'S EQUITY                          |
Current Liabilities:                                          |
  Accounts payable, trade                           $ 21,356  | $ 40,006
  Accrued expenses                                            |
    Salaries and benefits                              5,039  |    4,490
    Taxes other than income                            3,006  |    2,687
    Interest                                           2,621  |    2,654
    Other                                              8,549  |    6,320
  Current portion of capital lease obligation            482  |      -
  Accrued income taxes payable                         4,836  |      -
  Due to affiliates                                   17,234  |      334
                                                     -------  | --------
      Total current liabilities                       63,123  |   56,491
                                                     -------  | --------
                                                              |
Senior Notes Due 2004                                213,570  |  200,000
Capital Lease Obligation                              13,020  |   11,315
Deferred Income Taxes                                  7,103  |    9,625
Other Liabilities                                      5,912  |    6,549
                                                     -------  | --------
    Total Liabilities                                302,728  |  283,980
                                                     -------  | --------
                                                              |
Commitments and Contingencies                                 |
Stockholder's Equity:                                         |
  Class A common stock, nonvoting, par value                  |
    $5.00 per share, 25,000 shares authorized;                |
    23,333 1/3 shares issued                             117  |      117
  Class B common stock, voting, par value $5.00 per           |
    share, 25,000 shares authorized;                          |
    10,000 shares issued                                  50  |       50
  Paid-in-capital                                    224,965  |      -
  Unrealized gain on investments                         -    |        4
  Retained earnings                                      137  |    5,781
                                                    --------  | --------
    Total stockholder's equity                       225,269  |    5,952
                                                    --------  | --------
    Total liabilities and stockholder's equity      $527,997  | $289,932
                                                    ========  | ========


      The accompanying notes are an integral part of these balance sheets.

                          SHOPPERS FOOD WAREHOUSE CORP.
               CONSOLIDATED STATEMENTS OF CASH FLOWS, (Unaudited)
                             (dollars in thousands)

                                                     Twenty-six Weeks Ended
                                                     ----------------------
                                                     August 1,    August 2,
                                                       1998         1997
                                                     ---------    ---------
Cash Flows from Operating Activities:
  Net income                                          $  1,329    $  3,561
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                        6,700       5,080
    Cumulative effect of accounting change                 -        (1,729)
    Amortization of deferred financing costs               518         943
    Amortization of bond premium                          (748)        -
    Interest in excess of capital lease payments           -           154
    Write-off of Increasing Rate Notes financing costs     -         5,276
    Increase in deferred rent liability                    488         469
  Change in assets and liabilities:
    Accounts receivable                                 (3,079)      2,509
    Merchandise inventories                              3,875       1,215
    Due from affiliate                                     522         -
    Prepaid expenses                                      (549)        507
    Prepaid income taxes                                 1,217         -
    Other assets                                           721         (72)
    Accounts payable                                    (6,293)     (2,965)
    Accrued expenses                                       532       4,189
    Accrued interest                                    (1,758)        -
    Income taxes payable                                 4,836        (873)
    Due to affiliates                                   (2,405)        -
    Deferred income taxes                               (4,281)        -
    Deferred income                                       (192)       (849)
                                                      --------    --------
      Net cash provided by operating activities       $  1,433    $ 17,415
                                                      --------    --------

Cash Flows from Investing Activities:
  Capital expenditures                                $ (4,305)   $ (5,861)
  Purchase of short-term investments                    (3,604)    (18,430)
  Sale/maturity of short-term investments                4,121      93,416
                                                      --------    --------
    Net cash provided by(used in)investing activities $ (3,788)   $ 69,125
                                                      --------    --------

Cash Flows from Financing Activities:
  Payments for acquisition and deferred financing
    costs                                             $   (294)   $(13,203)
  Principal payments under capital lease obligations       (83)        -
  Proceeds from Senior Notes                               -       200,000
  Repayment of Increasing Rate Notes                       -      (140,000)
  Restricted proceeds                                      -       (50,218)
  Dividend to shareholder                                  -       (10,000)
  Payment for acquisition debt                             -       (72,800)
                                                      --------    --------
    Net cash used in financing activities             $   (377)   $(86,221)
                                                      --------    --------


                            (continued on next page)

                          SHOPPERS FOOD WAREHOUSE CORP.
          CONSOLIDATED STATEMENTS OF CASH FLOWS, (Unaudited), Continued
                             (dollars in thousands)



                                                     Twenty-six Weeks Ended
                                                     ----------------------
                                                     August 1,    August 2,
                                                       1998         1997
                                                     ---------    ---------
Net increase (decrease) in cash and equivalents         (2,732)        319
Cash and equivalents, beginning of period                4,027      13,739
                                                      --------    --------
Cash and equivalents, end of period                   $  1,295    $ 14,058
                                                      ========    ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for
    Interest                                          $ 10,386     $ 7,416
    Income taxes                                         1,242       2,826


The accompanying notes are an integral part of these statements.

                          SHOPPERS FOOD WAREHOUSE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - GENERAL

The accompanying consolidated financial statements reflect the accounts of Shoppers Food Warehouse Corp. ("Shoppers") and its wholly-owned subsidiaries (collectively "the Company"). The consolidated financial statements as of August 1, 1998 and for the 26 weeks and 13 weeks ended August 1, 1998 and August 2, 1997 of the Company have been prepared by the Company without an audit. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted from the accompanying consolidated financial statements.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position of the Company as of August 1, 1998, and the results of its operations for the 26 weeks and 13 weeks ended August 1, 1998 and August 2, 1997. As a result of the Dart Acquisition (defined in Note 2) certain financial statement and related footnote amounts for periods prior to the Dart Acquisition are not comparable to corresponding amounts subsequent to the Dart Acquisition. In addition, the results of operations for the 26 weeks and 13 weeks ended August 1, 1998 are not necessarily indicative of the results that may be achieved for the fiscal year ending January 30, 1999.

NOTE 2 - ACQUISITIONS

On May 18, 1998, a wholly-owned subsidiary ("Acquisition Subsidiary") of Richfood Holdings, Inc. ("Richfood") acquired all of the outstanding shares of Dart Group Corporation ("Dart"), which owns 100% of the outstanding common stock of the Company, for $160 per share, net to the seller in cash, or approximately $201 million (the "Dart Acquisition"). In connection with the Dart Acquisition, Richfood caused the Acquisition Subsidiary to merge with and into Dart (the "Merger") in a transaction in which Dart became a wholly-owned subsidiary of Richfood. As a result of the Merger, Richfood indirectly owns 100% of the outstanding common stock of the Company.

Richfood has accounted for all the Dart Acquisition using the purchase method of accounting, and accordingly, a new accounting basis was begun. The assets and liabilities of Shoppers have been restated to reflect their estimated fair market values as of the effective date of the Dart Acquisition. The 13 week period ended August 1, 1998 includes 11 weeks of results of operations under this new basis of accounting. The excess of the Dart Acquisition purchase price allocated to Shoppers over net assets acquired (goodwill) of approximately $372 million is based on a preliminary allocation of the purchase price and is being amortized on a straight line basis over 40 years.

                          SHOPPERS FOOD WAREHOUSE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Richfood is operating Shoppers as a distinct unit separate from its other retail and wholesale operations and has indicated that it does not presently plan to make any material changes to Shoppers' strategic focus or operational format.

On February 6, 1997, Dart, acquired the 50% interest in Shoppers that it did not already own at a cost of $210 million (the "Shoppers Acquisition") and Shoppers became a wholly owned subsidiary of Dart. Dart financed the Shoppers Acquisition through the application of $137.2 million in net proceeds raised from an offering of Increasing Rate Senior Notes due 2000 (the "Increasing Rate Notes") of SFW Acquisition Corp., a newly created wholly-owned indirect subsidiary of Dart, and $72.8 million of bridge financing (the "Bridge Loan") provided by a bank. Immediately after the Shoppers Acquisition, SFW Acquisition Corp. merged into Shoppers (with Shoppers becoming the obligor on the Increasing Rate Notes) and Shoppers repaid the Bridge Loan from its existing cash and the liquidation of certain short-term investments.

NOTE 3 - EARNINGS PER SHARE

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

NOTE 4 - INTERIM INVENTORY ESTIMATES

The Company's inventories are priced at the lower of last-in, first-out ("LIFO") cost or market. At August 1, 1998 and August 2, 1997, inventories determined on a first-in, first-out basis would have been greater by approximately $134,000 and $4,827,000, respectively, and pre-tax income for the 26 weeks ended August 1, 1998 and August 2, 1997 would have been greater by $335,000 and $450,000, respectively.

The Company takes a complete physical inventory of its stores on a cycle count basis (approximately 12 stores a month). All departments with perishable food items are inventoried monthly. The Company uses a gross profit method to determine the inventory for stores (other than departments with perishable food items) for periods when physical counts are not taken.

NOTE 5 - LONG-TERM DEBT

Senior Notes

In June 1997, the Company refinanced the Increasing Rate Notes with $200.0 million aggregate principal amount of 9 3/4% Senior Notes due 2004 (the "Senior Notes"). The net proceeds from the Senior Notes was $193.5 million (after fees and expenses of approximately $6.5 million) of which $143.5 million was used to repay the Increasing Rate Notes (including interest) and $50.0 million (the "Restricted Proceeds") was paid to Dart in the form of a

                          SHOPPERS FOOD WAREHOUSE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


$40 million dividend and a $10 million loan for settlements with certain Dart shareholders (Haft family members). Interest on the Senior Notes accrued from the date of issuance and is payable semi-annually in arrears on each June 15 and December 15. The Senior Notes are effectively subordinated in right of payment to all secured indebtedness of the Company and contain certain restrictive covenants including, (i) limitation on restricted payments, (ii) limitation on indebtedness, (iii) limitation on investments, loans and advances, (iv) limitation on liens, (v) limitation on transactions with affiliates, (vi) restriction on mergers, consolidations and transfers of assets, (vii) limitation on lines of business, (viii) limitations on asset sales and (ix) limitation on issuance and sale of capital stock of subsidiaries. The amount of distributions that the Company can make to its shareholder is also subject to certain restrictions.

The Senior Notes are fully and unconditionally guaranteed by SFW Holding Corp. ("Holdings"), the immediate parent of the Company. Holdings holds 100% of the common stock of Shoppers and is wholly-owned subsidiary of Dart. The guarantee is secured by a first priority security interest in the capital stock of the Company owned by Holdings.

On May 18, 1998, in connection with the Dart Acquisition, the Senior Notes were adjusted to their fair value of $221.5 million. In June 1998, Richfood purchased $6.5 million in face amount of the outstanding Senior Notes for a total cash payment of approximately $7.2 million.

Revolving Credit Facility

On December 22, 1997, the Company entered into a revolving loan and security agreement (the "Credit Facility") to borrow up to $25 million. The Credit Facility has an original term of five years and may be renewed for up to two additional one year periods. Borrowings under the Credit Facility shall bear interest at rates ranging from prime rate minus 0.25% to prime rate plus 0.25%, for prime rate loans, or LIBOR plus 1.5% to LIBOR plus 2.0%, for LIBOR loans. The Company may elect prime rate loans or LIBOR loans. Interest rates are based upon the Company's net income, determined in accordance with GAAP; plus income taxes, interest expense (net of interest income), amortization and depreciation expenses, LIFO expense, other non-cash charges (excluding accruals for cash expenses made in the ordinary course of business) and losses from sales or other dispositions of assets, less gains from sales or other dispositions and extraordinary or non-recurring gains, but including extraordinary or non-recurring cash losses ("EBITDA"). Borrowings are limited to eligible accounts, as defined, less any letters of credit outstanding, and are secured by the Company's inventory and certain accounts receivable. Interest on prime rate loans is payable monthly and interest on LIBOR loans is payable between one and three months. The Credit Facility includes a fee on the unused principal balance of 0.375% per annum until January 31, 1999 and a variable rate from .25% to .50% based on the Company's EBITDA. Letters of credit issued under the Credit Facility cannot exceed $10.0 million and Shoppers must pay a fee of 1.25% to 1.75%, based on the level of EBITDA, of the daily outstanding balance of any outstanding letters of credit. The Credit Facility has certain restrictive covenants, including the maintenance

                          SHOPPERS FOOD WAREHOUSE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


of specified EBITDA levels. As of August 1, 1998, the Company had not borrowed under the Credit Facility, however, there are three letters of credit issued against the Credit Facility for approximately $3.1 million.

NOTE 6 - TRANSACTIONS WITH AFFILIATES

The August 1, 1998 Consolidated Balance Sheet includes $17.2 million due to affiliates which consists primarily of $9.2 million for the payment of inventory purchases from subsidiaries of Richfood and $7.2 million due to Richfood for the purchase of Shoppers' 9 3/4 Senior Notes on June 26, 1998.

On September 26, 1997, Shoppers loaned Dart $10.0 million from the Restricted Proceeds that Dart used for a settlement with certain Haft family members. The loan is in the form of a promissory note that bears interest at 9 3/4% per annum compounded annually. Interest and principal are payable on June 15, 2004, however, Dart may make interest payments prior to that time.

On January 28, 1998, Shoppers loaned Dart an additional $25.0 million that Dart used for a settlement with Herbert H. Haft. The loan is in the form of a promissory note that bears interest at 9 3/4% per annum compounded annually. Interest and principal are payable on June 15, 2004, however Dart may make interest payments prior to that time.

During the 13 weeks ended May 2, 1998, Shoppers recorded interest income of approximately $0.3 million and decreased the valuation reserve by approximately $0.4 million for a note receivable from an affiliate of Dart, to adjust the carrying value of that note receivable. During the 13 weeks ended August 1, 1998, Shoppers received approximately $1.2 million to pay-off the note receivable in full.

NOTE 7 - INCOME TAXES

The Company's effective income tax rate increased to 64.5% and 91.7% for the 26 and 13 week periods ended August 1, 1998 from 43.7% and 43.5% for the 26 and 13 week periods ended August 2, 1997. These increases are attributed to an increase in nondeductible amortization associated with goodwill arising from the Dart Acquisition.

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

Richfood intends to operate Shoppers as a distinct unit separate from its other retail and wholesale operations and does not presently plan to make any material changes to Shoppers' strategic focus or operational format.

Results of Operations

26 Weeks and 13 Weeks Ended August 1, 1998 Compared with the 26 Weeks and 13 Weeks Ended August 2, 1997

Sales increased by $19.0 million, from $419.5 million during the 26 weeks ended August 2, 1997 to $438.5 million during the 26 weeks ended August 1, 1998. Sales increased by $15.0 million, from $209.5 million during the 13 weeks ended August 2, 1997 to $224.5 million during the 13 weeks ended August 1, 1998. The sales increases were primarily due to the four new stores opened since July 1997 (including one store which opened in July 1998). Comparable store sales decreased 7.3% and 5.2% for the 26 weeks and 13 weeks ended August 1, 1998, respectively, compared to the corresponding periods in the prior year. The decreases in comparable store sales were primarily due to the new Shoppers' stores drawing customers from existing Shoppers stores and competitive market conditions.

Gross profit increased by approximately $4.0 million (4.1%), from $99.2 million during the 26 weeks ended August 2, 1997 to $103.2 million during the 26 weeks ended August 1, 1998. Gross profit increased by $5.0 million (10.3%), from $48.7 million during the 13 weeks ended August 2, 1997 to $53.7 million during the 13 weeks ended August 1, 1998. Gross profit, as a percentage of sales, during the 26 weeks ended August 1, 1998 was comparable to the 26 weeks ended August 2, 1997. Gross profit, as a percentage of sales, increased to 23.9% during the 13 weeks ended August 1, 1998, from 23.2% during the 13 weeks ended August 2, 1997. The increase during the 13 weeks was primarily attributed to the reduced number of items with special discount pricing as a result of an overall price reduction intended to reestablish the Company as an everyday low price leader.

Selling and administrative expenses increased by approximately $8.2 million (10.7%), from $76.7 million during the 26 weeks ended August 2, 1997 to $84.9 million during the 26 weeks ended August 1, 1998 and selling and administrative expenses increased by $5.6 million (14.3%), from $39.1 million during the 13 weeks ended August 2, 1997 to $44.7 million during the 13 weeks ended August 1, 1998. Selling and administrative expenses, as a percentage of sales, increased from 18.3% and 18.7% during the 26 weeks and 13 weeks

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ended August 2, 1997 to 19.4% and 19.9% during the 26 weeks and 13 weeks ended August 1, 1998. The increases were primarily attributable to higher advertising and one-time promotional expenses at certain locations.

Depreciation and amortization increased by $1.6 million from $5.1 million during the 26 weeks ended August 2, 1997 to $6.7 million during the 26 weeks ended August 1, 1998 and increased by $0.7 million from $3.1 million during the 13 weeks ended August 2, 1997 to $3.8 million during the 13 weeks ended August 1, 1998. The increases were primarily due to increased amortization of goodwill as a result of the Dart Acquisition.

Operating income was $11.6 million for the 26 weeks ended August 1, 1998 compared to $17.4 million during the same period in the prior year. Operating income was $5.2 million for the 13 weeks ended August 1, 1998 compared to $6.5 million for the 13 weeks ended August 2, 1997. The decreases were primarily due to higher selling and administrative expenses and increased depreciation and amortization.

Interest income increased $0.5 million during the 26 weeks ended August 1, 1998 compared to the 26 weeks ended August 2, 1997 due to interest accrued on the loans to Dart and the interest recorded on the note receivable from an affiliate of Dart (see Note 6 to the Consolidated Financial Statements). Interest income decreased $0.3 million during the 13 weeks ended August 1, 1998 compared to the 13 weeks ended August 2, 1997 due to decreased funds available for short-term investment. The prior year periods include interest income earned on the temporarily invested Restricted Proceeds from the $200 million debt offering.

The effective income tax rate for the 26 weeks ended August 1, 1998 was 64.5% compared to 43.7% for the 26 weeks ended August 2, 1997. The effective tax rate for the 13 weeks ended August 1, 1998 was 91.7% compared to 43.5% for the 13 weeks ended August 2, 1997. The increases were attributable to the increase in nondeductible amortization of acquisition related goodwill as a result of the Dart Acquisition in May 1998.

Net income decreased by $2.3 million, from $3.6 million during the 26 weeks ended August 2, 1997 to $1.3 million during the 26 weeks ended August 1, 1998. The decrease was primarily attributable to income from the cumulative effect of accounting change last fiscal year resulting from the Company adopting Dart's method of depreciating fixed assets and to the reduction in operating income this fiscal year. Net income was $0.1 million during the 13 weeks ended August 1, 1998 compared to a net loss of $1.3 million during the 13 weeks ended August 2, 1997. The loss in the prior fiscal year was due to the early extinguishment of debt.

Year 2000 Compliance

The Company, in conjunction with Richfood's overall information technology effort, has begun implementing a strategic, long-term technology plan to upgrade its core application systems. Concurrently, it has developed, and is implementing, a plan to ensure that its information systems are year 2000 compliant. The Company believes that with the currently planned system

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

conversions and upgrades, as well as certain additional modifications to existing software, the Company will achieve year 2000 compliance without any significant operational problems related to the Company's information systems. Amounts expended, or to be expended, exclusively to ensure year 2000 compliance are not expected to be material to the Company's consolidated results of operations or financial position. The Company is also communicating with significant external vendors, financial institutions and others with which it does business to validate year 2000 compliance.

Liquidity and Capital Resources

The Company's principal source of liquidity is expected to be its cash flow from operations. It is anticipated that Shoppers' principal uses of liquidity will be to provide working capital, finance capital expenditures and meet debt service requirements.

Letters of credit have been issued in connection with Shoppers' workers' compensation insurance in the amount of approximately $3.1 million as of August 1, 1998. These letters of credit will mature at various dates through May 1, 1999.

During the 26 weeks ended August 1, 1998, operating activities generated net cash of $1.4 million. One of the principal uses of cash in the Company's operating activities is inventory purchases. However, Shoppers' relatively high inventory turnover enables the Company to finance a substantial portion of its inventory through payables to affiliates and external vendors, thereby allowing the Company to use cash from operations for non-current purposes, such as financing capital expenditures and other investing activities.

For the 26 weeks ended August 1, 1998, investing activities used $3.8 million of Shoppers' funds primarily for capital expenditures.

Financing activities used $0.4 million of the Company's funds during the 26 weeks ended August 1, 1998 compared to $86.2 million during the 26 weeks ended August 2, 1997. The change is due to payments for the bridge loan, financing costs, and acquisition costs associated with the Shoppers Acquisition last fiscal year (see Note 2 to the Consolidated Financial Statements).

Shoppers estimates that it will make capital expenditures of approximately $7.5 million during the 52 weeks ended January 30, 1999. Such expenditures relate to one new store that opened in July 1998 as well as routine expenditures for equipment and maintenance. Management expects that these capital expenditures will be financed primarily through cash flow from operations.

Shoppers' current interest expense consists primarily of interest on the Senior Notes and capital lease obligations.

The Company believes that cash flows from Shoppers' operations will be adequate to meet its anticipated requirements for working capital, debt service and capital expenditures over the next few years.

                                     PART II

Item 1.  Legal Proceedings

In the ordinary course of business, Shoppers is party to various legal actions that the Company believes are routine in nature and incidental to the operation of its business. The Company believes that the outcome of the proceedings to which Shoppers currently is party will not have a material adverse effect, if established, upon the business, financial condition and results of operations of Shoppers.








Item 6.  Exhibits and Reports on Form 8-K

(A)  Exhibits

     27       Financial Data Schedule

(B)  Reports on Form 8-K

     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        SHOPPERS FOOD WAREHOUSE CORP.



Date:  September 15, 1998               By:  WILLIAM J. WHITE
       ---------------------------           -----------------------------------
                                             WILLIAM J. WHITE
                                             President




Date:  September 15, 1998               By:  EDWARD KLIG
       ---------------------------           -----------------------------------
                                             EDWARD KLIG
                                             Chief Financial Officer