Form 10-Q
period 1998-10-31
SHOPPERS FOOD WAREHOUSE CORP
filed 1998-12-15
CIK 1043065

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED October 31, 1998
                                               ----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from            to
                                                        ----------    ----------
Commission file number 333-32825
                       ---------

                          SHOPPERS FOOD WAREHOUSE CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                         53-0231809
---------------------------------------------               --------------------
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

At December 14, 1998, the registrant had 23,333 shares of Class A Common Stock, non-voting, $5.00 par value per share, outstanding and 10,000 shares of Class B Common Stock, voting, $5.00 par value per share, outstanding. The common stock of Shoppers Food Warehouse Corp. is not publicly traded.

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

                          SHOPPERS FOOD WAREHOUSE CORP.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                      (in thousands, except per share data)

                           Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                           --------------------     -----------------------
                           October 31,|November 1,   October 31, November 1,
                              1998    |   1997          1998        1997
                           ---------- |----------    ----------  ----------
                    (Post-Acquisition)|
Sales                        $220,431 |  $214,076      $658,956    $633,600
Cost of sales                 165,278 |   165,707       500,566     486,071
                             -------- |  --------      --------    --------
  Gross profit                 55,153 |    48,369       158,390     147,529
                             -------- |  --------      --------    --------
                                      |
Selling and administrative            |
  expenses                     42,711 |    41,627       127,627     118,304
Depreciation and amortization   3,200 |     3,155         9,900       8,234
                             -------- |  --------      --------    --------
  Operating income              9,242 |     3,587        20,863      20,991
                                      |
Interest income                   949 |       960         3,235       2,757
Interest expense                4,113 |     5,514        14,279      15,906
                             -------- |  --------      --------    --------
Income (loss) before income           |
  taxes, extraordinary item           |
  and cumulative effect of            |
  accounting change             6,078 |      (967)        9,819       7,842
Provision (benefit) for income        |
  taxes                         2,925 |      (121)        5,337       3,730
                             -------- |  --------      --------    --------
Net income (loss) before              |
  extraordinary item and              |
  cumulative effect of                |
  accounting change             3,153 |      (846)        4,482       4,112
Extraordinary item:                   |
  Loss on early                       |
    extinguishment of debt,           |
    net of income taxes of
    $2,150                        -   |       -             -        (3,126)
Cumulative effect of                  |
  accounting change, net              |
  of income taxes of $1,344       -   |       -             -         1,729
                             -------- |  --------      --------    --------
Net income (loss)            $  3,153 |  $   (846)     $  4,482    $  2,715
                             ======== |  ========      ========    ========
                                      |
Earnings per common share data        |
  (Basic and Dilutive):               |
  Income (loss) before                |
    extraordinary item and            |
    cumulative effect of              |
    accounting change        $  94.59 |  $ (25.38)     $ 134.46    $ 123.36
    Extraordinary item:               |
      Loss on early                   |
        extinguishment of             |
          debt                    -   |       -             -        (93.78)
    Cumulative effect of              |
      accounting change           -   |       -             -         51.87
                             -------- |  --------      --------    --------
  Net income (loss)          $  94.59 |  $ (25.38)     $ 134.46    $  81.45
                             ======== |  ========      ========    ========
                                      |
Weighted average common               |
  shares outstanding               33 |        33            33          33
                             ======== |  ========      ========    ========

        The accompanying notes are an integral part of these statements.

                          SHOPPERS FOOD WAREHOUSE CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                 (Unaudited)    (Audited)
                                                  October 31,   January 31,
                                                     1998     |    1998
                                                  ----------    ----------
                                              (Post-Acquisition)
ASSETS                                                        |
Current Assets:                                               |
  Cash and cash equivalents                         $  4,967  | $  4,027
  Marketable debt securities                             -    |      522
  Accounts receivable net of allowance of $500                |
    at October 31, 1998                               11,653  |    7,950
  Merchandise inventories                             30,313  |   30,795
  Prepaid income taxes                                   -    |    1,217
  Deferred income taxes                                2,693  |    4,254
  Prepaid expenses                                     2,959  |    2,173
  Note receivable from affiliate                         -    |      522
                                                    --------  | --------
    Total current assets                              52,585  |   51,460
                                                    --------  | --------
                                                              |
Property and Equipment, at cost:                              |
  Land and buildings                                   9,000  |    7,503
  Store and warehouse equipment                       44,203  |   62,496
  Office and automotive equipment                        731  |    2,019
  Leasehold improvements                               2,325  |    3,842
                                                    --------  | --------
                                                      56,259  |   75,860
  Accumulated depreciation and amortization            2,410  |   36,973
                                                    --------  | --------
            Net property and equipment                53,849  |   38,887
                                                    --------  | --------
                                                              |
Deferred Financing Costs                               6,074  |    6,543
Goodwill net of accumulated amortization of                   |
  $3,765 and $1,816                                  322,567  |  145,118
Lease Rights                                          15,044  |   11,689
Note Receivable from Dart Group                       37,967  |   35,374
Other Assets                                             134  |      861
                                                    --------  | --------
                                                              |
  Total assets                                      $488,220  | $289,932
                                                    ========  | ========


      The accompanying notes are an integral part of these balance sheets.

                          SHOPPERS FOOD WAREHOUSE CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                   (Unaudited)   (Audited)
                                                   October 31,   January 31,
                                                      1998    |     1998
                                                   -----------   ----------
                                               (Post-Acquisition)
LIABILITIES AND STOCKHOLDER'S EQUITY                          |
Current Liabilities:                                          |
  Accounts payable, trade                           $ 16,050  | $ 40,006
  Accrued expenses                                            |
    Salaries and benefits                              5,296  |    4,490
    Taxes other than income                            3,188  |    2,687
    Interest                                           7,140  |    2,654
    Other                                              8,403  |    6,320
  Current portion of capital lease obligation            482  |      -
  Accrued income taxes payable                         5,030  |      -
  Due to affiliates                                   15,491  |      334
                                                    --------  | --------
      Total current liabilities                       61,080  |   56,491
                                                    --------  | --------
                                                              |
Senior Notes Due 2004                                212,710  |  200,000
Capital Lease Obligation                              12,842  |   11,315
Deferred Income Taxes                                 13,240  |    9,625
Other Liabilities                                      5,966  |    6,549
                                                    --------  | --------
    Total Liabilities                                305,838  |  283,980
                                                    --------  | --------
                                                              |
Commitments and Contingencies                                 |
Stockholder's Equity:                                         |
  Class A common stock, nonvoting, par value                  |
    $5.00 per share, 25,000 shares authorized;                |
    23,333 1/3 shares issued                             117  |      117
  Class B common stock, voting, par value $5.00 per           |
     share, 25,000 shares authorized;                         |
     10,000 shares issued                                 50  |       50
  Paid-in-capital                                    178,925  |      -
  Unrealized gain on investments                         -    |        4
  Retained earnings                                    3,290  |    5,781
                                                    --------  | --------
    Total stockholder's equity                       182,382  |    5,952
                                                    --------  | --------
    Total liabilities and stockholder's equity      $488,220  | $289,932
                                                    ========    ========


      The accompanying notes are an integral part of these balance sheets.

                          SHOPPERS FOOD WAREHOUSE CORP.
               CONSOLIDATED STATEMENTS OF CASH FLOWS, (Unaudited)
                             (dollars in thousands)

                                                  Thirty-Nine Weeks Ended
                                                  -----------------------
                                                  October 31, November 1,
                                                     1998        1997
                                                  ----------- -----------
Cash Flows from Operating Activities:
Net income                                         $  4,482     $ 2,715
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                     9,900       8,234
    Cumulative effect of accounting change              -        (1,729)
    Amortization of deferred financing costs            763       1,201
    Amortization of revaluation of Senior Notes      (1,608)        -
    Interest in excess of capital lease payments        -           209
    Write-off of Increasing Rate Notes
      financing costs                                   -         5,276
    Increase in deferred rent liability                 706         704
  Change in assets and liabilities:
    Accounts receivable                              (4,203)      2,354
    Merchandise inventories                           3,608      (1,230)
    Prepaid income taxes                              1,217        (951)
    Prepaid expenses                                   (786)        331
    Other assets                                        727         (62)
    Accounts payable                                (11,599)     (1,766)
    Accrued interest                                  1,893       6,589
    Accrued expenses                                    732       1,911
    Income taxes payable                              5,030      (1,391)
    Due to/from affiliates                           (3,626)        -
    Deferred income taxes                              (391)       (190)
    Deferred income                                    (263)     (1,308)
                                                   --------    --------
      Net cash provided by operating activities    $  6,582    $ 20,897
                                                   --------    --------

Cash Flows from Investing Activities:
  Capital expenditures                             $ (5,604)   $ (8,819)
  Purchase of short-term investments                 (3,604)    (32,693)
  Sale/maturity of short-term investments             4,121     105,281
                                                   --------    --------
    Net cash provided by(used for)investing
      activities                                   $ (5,087)   $ 63,769
                                                   --------    --------

Cash Flows from Financing Activities:
  Payments for acquisition and deferred financing
    costs                                          $   (294)   $(13,843)
  Principal payments under capital lease obligations   (261)        -
  Proceeds from Senior Notes                            -       200,000
  Repayment of Increasing Rate Notes                    -      (140,000)
  Restricted Proceeds                                   -       (50,218)
  Release of Restricted Proceeds                        -        50,000
  Note receivable from parent                           -       (10,000)
  Dividends to shareholder                              -       (50,000)
  Payment for acquisition debt                          -       (72,800)
                                                   --------    --------
    Net cash used for financing activities         $   (555)   $(86,861)
                                                   --------    --------


                            (continued on next page)

                          SHOPPERS FOOD WAREHOUSE CORP.
          CONSOLIDATED STATEMENTS OF CASH FLOWS, (Unaudited), Continued
                             (dollars in thousands)

                                                  Thirty-Nine Weeks Ended
                                                  -----------------------
                                                  October 31, November 1,
                                                     1998        1997
                                                  ----------- -----------
Net increase (decrease) in cash and equivalents    $    940    $ (2,195)
Cash and equivalents, beginning of period             4,027      13,739
                                                   --------    --------

Cash and equivalents, end of period                $  4,967    $ 11,544
                                                   ========    ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for
    Interest                                       $ 10,687    $  4,497
    Income taxes                                      1,242       4,191


        The accompanying notes are an integral part of these statements.

                          SHOPPERS FOOD WAREHOUSE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The accompanying consolidated financial statements reflect the accounts of Shoppers Food Warehouse Corp. ("Shoppers") and its wholly-owned subsidiaries (collectively "the Company"). The consolidated financial statements as of October 31, 1998 and for the 13 weeks and 39 weeks ended October 31, 1998 and November 1, 1997 of the Company have been prepared by the Company without an audit. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted from the accompanying consolidated financial statements.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position of the Company as of October 31, 1998, and the results of its operations for the 39 weeks and 13 weeks ended October 31, 1998 and November 1, 1997. As a result of the Dart Acquisition (defined in Note 2) certain financial statement and related footnote amounts for periods prior to the Dart Acquisition are not comparable to corresponding amounts subsequent to the Dart Acquisition. In addition, the results of operations for the 39 weeks and 13 weeks ended October 31, 1998 are not necessarily indicative of the results that may be achieved for the fiscal year ending January 30, 1999.

NOTE 2 - ACQUISITIONS

Dart Acquisition

On May 18, 1998, a wholly-owned subsidiary ("Acquisition Subsidiary") of Richfood Holdings, Inc. ("Richfood") acquired all of the outstanding shares of Dart Group Corporation ("Dart"), which indirectly owns 100% of the outstanding common stock of the Company, for $160 per share, net to the seller in cash, or approximately $201 million (the "Dart Acquisition"). In connection with the Dart Acquisition, Richfood caused the Acquisition Subsidiary to merge with and into Dart (the "Merger") in a transaction in which Dart became a wholly-owned subsidiary of Richfood. As a result of the Merger, Richfood indirectly owns 100% of the outstanding common stock of the Company.

Richfood has accounted for the Dart Acquisition using the purchase method of accounting, and accordingly, a new accounting basis began as of the effective date. The assets and liabilities of Shoppers have been restated to reflect their estimated fair market values as of the effective date of the Dart Acquisition. The 13 weeks ended October 31, 1998, and 24 weeks of the 39 weeks ended October 31, 1998 include results of operations under this new

                          SHOPPERS FOOD WAREHOUSE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

basis of accounting. The excess of the Dart Acquisition purchase price over net assets acquired (goodwill) has been pushed-down to Shoppers. This goodwill of approximately $326 million is based on a preliminary allocation of the purchase price and is being amortized on a straight line basis over 40 years.

Richfood is operating Shoppers as a distinct unit separate from its other retail and wholesale operations and has indicated that it does not presently plan to make any material changes to Shoppers' strategic focus or operational format.

Shoppers Acquisition

On February 6, 1997, Dart indirectly acquired the 50% interest in Shoppers that it did not already own at a cost of $210 million (the "Shoppers Acquisition") and Shoppers became a wholly owned indirect subsidiary of Dart. Dart financed the Shoppers Acquisition through the application of $137.2 million in net proceeds raised from an offering of Increasing Rate Senior Notes due 2000 (the "Increasing Rate Notes") of SFW Acquisition Corp., a newly created wholly-owned indirect subsidiary of Dart, and $72.8 million of bridge financing (the "Bridge Loan") provided by a bank. Immediately after the Shoppers Acquisition, SFW Acquisition Corp. merged into Shoppers (with Shoppers becoming the obligor on the Increasing Rate Notes) and Shoppers repaid the Bridge Loan from its existing cash and the liquidation of certain short-term investments.

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

NOTE 4 - INTERIM INVENTORY ESTIMATES

The Company's inventories are priced at the lower of last-in, first-out ("LIFO") cost or market. At October 31, 1998 and January 31, 1998, inventories determined on a first-in, first-out basis would have been greater by approximately $277,000 and $4,743,000, respectively, and pre-tax income for the 39 weeks ended October 31, 1998 and November 1, 1997 would have been greater by approximately $477,000 and $675,000, respectively.

The Company takes a complete physical inventory of its stores on a cycle count basis (approximately 12 stores a month). All departments with perishable food items are inventoried monthly. The Company uses a gross profit method to determine the inventory for stores (other than departments with perishable food items) for periods when physical counts are not taken.

                          SHOPPERS FOOD WAREHOUSE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Senior Notes are fully and unconditionally guaranteed by SFW Holding Corp. ("Holdings"), the immediate parent of the Company. Holdings holds 100% of the common stock of Shoppers and is a wholly-owned subsidiary of Dart. The guarantee is secured by a first priority security interest in the capital stock of the Company owned by Holdings.

On May 18, 1998, in connection with the Dart Acquisition, the Senior Notes were adjusted on the Company's Balance Sheet to their fair value of $221.5 million. The $21.5 million of fair value in excess of face value of the Senior Notes is being amortized on a straight-line basis over the stated maturity period. In June 1998, Richfood purchased $6.5 million in face amount of the outstanding Senior Notes in an open market transaction for a total cash payment of approximately $7.2 million, including accrued interest.

Revolving Credit Facility

On December 22, 1997, the Company entered into a revolving loan and security agreement (the "Credit Facility") to borrow up to $25 million. The Credit Facility has an original term of five years and may be renewed for up to two additional one year periods. Borrowings under the Credit Facility shall bear interest at rates ranging from prime rate minus 0.25% to prime rate plus 0.25%, for prime rate loans, or LIBOR plus 1.5% to LIBOR plus 2.0%, for LIBOR loans. The Company may elect prime rate loans or LIBOR loans. Interest rates are based upon the Company's net income, determined in accordance with GAAP; plus income taxes, interest expense (net of interest income), amortization and depreciation expenses, LIFO expense, other non-cash charges (excluding accruals for cash expenses made in the ordinary course of business) and losses

                          SHOPPERS FOOD WAREHOUSE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


from sales or other dispositions of assets, less gains from sales or other dispositions and extraordinary or non-recurring gains, but including extraordinary or non-recurring cash losses ("EBITDA"). Borrowings are limited to eligible accounts, as defined, less any letters of credit outstanding, and are secured by the Company's inventory and certain accounts receivable. Interest on prime rate loans is payable monthly and interest on LIBOR loans is payable between one and three months. The Credit Facility includes a fee on the unused principal balance of 0.375% per annum until January 31, 1999 and a variable annual rate from .25% to .50% based on the Company's EBITDA. Letters of credit issued under the Credit Facility cannot exceed $10.0 million and Shoppers must pay an annual fee of 1.25% to 1.75%, based on the level of EBITDA, of the daily outstanding balance of any outstanding letters of credit. The Credit Facility has certain restrictive covenants, including the maintenance of specified EBITDA levels. As of October 31, 1998, the Company had not borrowed under the Credit Facility, however, there were three letters of credit issued against the Credit Facility in an aggregate amount of approximately $3.1 million.

Subsequent to October 31, 1998, the Company replaced the letters of credit with letters of credit issued by a bank that expire October 31, 1999.

NOTE 6 - TRANSACTIONS WITH AFFILIATES

The October 31, 1998 Consolidated Balance Sheet includes $15.5 million due to affiliates, which consists primarily of $6.2 million for the payment of inventory purchases from subsidiaries of Richfood and $7.2 million due to Richfood for the purchase of the Senior Notes on June 26, 1998.

On September 26, 1997, Shoppers loaned Dart $10.0 million from the Restricted Proceeds that Dart used to fund a portion of a settlement with certain members of the Haft family who were shareholders of Dart. The loan is in the form of a promissory note that bears interest at 9 3/4% per annum, compounded annually. Interest and principal are payable on June 15, 2004, however, Dart may make interest payments prior to that time.

On January 28, 1998, Shoppers loaned Dart an additional $25.0 million that Dart used to fund a portion of a settlement with Herbert H. Haft, who was a shareholder of Dart. The loan is in the form of a promissory note that bears interest at 9 3/4% per annum, compounded annually. Interest and principal are payable on June 15, 2004, however, Dart may make interest payments prior to that time.

During the 13 weeks ended May 2, 1998, Shoppers recorded interest income of approximately $0.3 million and decreased the valuation reserve for a note receivable from an affiliate of Dart by approximately $0.4 million. The adjustments were necessary to increase the note receivable to its realizable value from $0.5 million to approximately $1.2 million. In May 1998, Shoppers received $1.2 million from Dart to pay-off the note receivable.

                          SHOPPERS FOOD WAREHOUSE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 - INCOME TAXES

The Company's effective income tax rate increased to 54.4% and 48.1%, respectively, for the 39 and 13 week periods ended October 31, 1998, from 47.6% and 12.5% for the 39 and 13 week periods ended November 1, 1997. These increases are attributed to an increase in nondeductible amortization associated with goodwill arising from the Dart Acquisition.

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

Financial Condition

In connection with the Dart Acquisition, all of the excess of the purchase price over net assets acquired (goodwill) was pushed-down to the Company. As a result, Assets and Stockholders' Equity on the Company's Consolidated Balance Sheet each increased by approximately $178.9 million.

Results of Operations

39 Weeks and 13 Weeks Ended October 31, 1998 Compared with the 39 Weeks and 13 Weeks Ended November 1, 1997

Sales increased by $25.4 million, or 4.0%, from $633.6 million during the 39 weeks ended November 1, 1997 to $659.0 million during the 39 weeks ended October 31, 1998. Sales increased by $6.3 million, or 3.0%, from $214.1 million during the 13 weeks ended November 1, 1997 to $220.4 million during the 13 weeks ended October 31, 1998. The sales increases were primarily due to additional sales associated with four new stores opened since July 1997 (including one store that opened in July 1998). Comparable store sales decreased 6.8% and 6.2% for the 39 weeks and 13 weeks ended October 31, 1998, respectively, compared to the corresponding periods in the prior year. The decreases in comparable store sales were primarily due to the new Shoppers stores drawing customers from existing Shoppers stores and competitive market conditions.

Gross profit increased by approximately $10.9 million (7.4%), from $147.5 million during the 39 weeks ended November 1, 1997 to $158.4 million during the 39 weeks ended October 31, 1998. Gross profit increased by $6.8 million (14.0%), from $48.4 million during the 13 weeks ended November 1, 1997 to $55.2 million during the 13 weeks ended October 31, 1998. Gross profit, as a percentage of sales, increased to 24.0% during the 39 weeks ended October 31, 1998 compared to 23.3% during the 39 weeks ended November 1, 1997. Gross profit, as a percentage of sales, increased to 25.0% during the 13 weeks ended October 31, 1998, from 22.6% during the 13 weeks ended November 1, 1997. The increases in gross profit were primarily due to the reduced number of items with special discount pricing as well as an increase in allowances associated with the introduction of new products.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Selling and administrative expenses increased by approximately $9.3 million (7.9%), from $118.3 million during the 39 weeks ended November 1, 1997 to $127.6 million during the 39 weeks ended October 31, 1998 and selling and administrative expenses increased by $1.1 million (2.6%), from $41.6 million during the 13 weeks ended November 1, 1997 to $42.7 million during the 13 weeks ended October 31, 1998. Selling and administrative expenses, as a percentage of sales, increased from 18.7% during the 39 weeks ended November 1, 1997 to 19.4% during the 39 weeks ended October 31, 1998. The increase was primarily attributable to higher advertising expenses and one-time promotional expenses at certain locations. Selling and administrative expenses, as a percentage of sales, were 19.4% for both the 13 weeks ended October 31, 1998 and November 1, 1997.

Depreciation and amortization increased by $1.7 million from $8.2 million during the 39 weeks ended November 1, 1997 to $9.9 million during the 39 weeks ended October 31, 1998. The increase was primarily due to increased amortization of goodwill as a result of the Dart Acquisition.

Operating income was $20.9 million for the 39 weeks ended October 31, 1998 compared to $21.0 million during the same period in the prior year. The decrease was primarily due to increased deprecation and amortization. Operating income was $9.2 million for the 13 weeks ended October 31, 1998 compared to $3.6 million for the 13 weeks ended November 1, 1997. The increase was primarily due to higher gross profit on increased sales.

Interest income increased approximately $0.5 million during the 39 weeks ended October 31, 1998 compared to the 39 weeks ended November 1, 1997 due to interest accrued on the loans to Dart and the interest recorded on the note receivable from an affiliate of Dart (see Note 6 to the Consolidated Financial Statements). Interest income decreased $11,000 during the 13 weeks ended October 31, 1998 compared to the 13 weeks ended November 1, 1997 due to decreased funds available for short-term investment. The prior year periods include interest income earned on the temporarily invested Restricted Proceeds from the $200 million debt offering, which are no longer available for short-term investment.

Interest expense decreased $1.6 million from $15.9 million during the 39 weeks ended November 1, 1997 to $14.3 million during the 39 weeks ended October 31, 1998. Interest expense decreased $1.4 million from $5.5 million during the 13 weeks ended November 1, 1997 to $4.1 million during the 13 weeks ended October 31, 1998. The decreases are primarily due to a reduction in interest expense due to amortization of the adjustment to market value of the Senior Notes.

The effective income tax rate for the 39 weeks ended October 31, 1998 was 54.4% compared to 47.6% for the 39 weeks ended November 1, 1997. The effective tax rate for the 13 weeks ended October 31, 1998 was 48.1% compared to 12.5% for the 13 weeks ended November 1, 1997. The increases were attributable to the increase in nondeductible amortization of acquisition related goodwill as a result of the Dart Acquisition in May 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net income increased by $1.8 million, from $2.7 million during the 39 weeks ended November 1, 1997 to $4.5 million during the 39 weeks ended October 31, 1998. The increase was primarily attributable to the inclusion of an extraordinary item, the loss on the early extinguishment of debt, during last fiscal year. Net income was $3.2 million during the 13 weeks ended October 31, 1998 compared to a net loss of $0.8 million during the 13 weeks ended November 1, 1997. The increase is primarily due to the increase in operating income and a reduction in interest expense.

Liquidity and Capital Resources

The Company's principal source of liquidity is expected to be its cash flow from operations. It is anticipated that Shoppers' principal uses of liquidity will be to provide working capital, finance capital expenditures and meet debt service requirements.

Letters of credit have been issued in connection with Shoppers' workers' compensation insurance in the amount of approximately $3.1 million as of October 31, 1998. These letters of credit will mature at various dates through October 31, 1999.

During the 39 weeks ended October 31, 1998, operating activities generated net cash of $6.6 million. One of the principal uses of cash in the Company's operating activities is inventory purchases. However, Shoppers' relatively high inventory turnover enables the Company to finance a substantial portion of its inventory through payables to affiliates and external vendors, thereby allowing the Company to use cash from operations for non-current purposes, such as financing capital expenditures and other investing activities.

For the 39 weeks ended October 31, 1998, investing activities used $5.1 million of Shoppers' cash primarily for capital expenditures, partially offset by the net disposition of short-term investments. Shoppers estimates that it will make total capital expenditures of approximately $7.5 million during the 52 weeks ending January 30, 1999. Such expenditures relate to one new store that opened in July 1998 as well as routine expenditures for equipment. Management expects that these capital expenditures will be financed primarily through cash flow from operations.

Financing activities used $0.6 million of the Company's cash during the 39 weeks ended October 31, 1998, compared to $86.9 million during the 39 weeks ended November 1, 1997. The decrease is primarily due to payments on the Bridge Loan, other financing costs and acquisition costs associated with the Shoppers Acquisition during last fiscal year (see Note 2 to the Consolidated Financial Statements).

Shoppers' current interest expense consists primarily of interest on the Senior Notes and capital lease obligations.

The Company believes that cash flows from Shoppers' operations will be adequate to meet its anticipated requirements for working capital, debt service and capital expenditures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Year 2000 Compliance

The "Year 2000" issue is the result of computer systems and software programs using only two digits rather than four to define a year. As a result, computer systems that have date--sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Unless remedied, the Year 2000 issue could result in system failures, miscalculations, and the inability to process necessary transactions or engage in similar normal business activities. In addition to computer systems and software, any equipment using embedded chips, such as switchgear, controllers and telephone exchanges, could also be at risk.

As a result of the Dart Acquisition, the Company's computer systems and software programs are being incorporated into Richfood's. Richfood has developed, and has begun implementing, a strategic, long--term information technology plan (the "Strategic Plan") to upgrade its core application systems. Concurrently, Richfood has developed and is implementing a plan (the Y2K Plan") to ensure that its information systems are Year 2000 compliant. The Y2K Plan focuses on the following three major areas:

      -     Information technology systems ("IT").

      -     Embedded technology and other systems ("Non-IT").

      -     Key third party relationships.

Based on the Strategic Plan and assessments conducted as part of the Y2K Plan, Richfood determined that it would be necessary to modify or replace portions of its software and certain hardware systems so that such systems will properly recognize dates beyond December 31, 1999. Richfood presently believes that with the modification or replacement of existing software and certain hardware systems, the Year 2000 issue can be significantly mitigated. However, if such modifications and replacements are not made, or are not completed in a timely manner, the Year 2000 issue could have a material adverse impact on the results of operations of the Company.

Richfood's Y2K Plan, as it pertains to the Company, involves the following three phases:

      - Assessment -- locating, listing and prioritizing the specific technology that is potentially subject to Year 2000 issues, assessing the actual exposure of such technology to the Year 2000 issue, and planning/scheduling the allocation of internal and third party resources for the remediation effort.

      - Remediation/Testing of non-compliant systems - selecting and executing the method necessary to resolve the Year 2000 issues that were identified, including replacement, upgrade, repair or abandonment and testing the remediated or converted technology to determine the efficacy of the resolutions.

      -     Implementation- placing remediated technology into operation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The assessment phase has been completed with respect to IT and Non--IT systems that Richfood believes could be adversely affected by the Year 2000 issue. The assessment indicated that many of the Company's significant information systems could be adversely affected, particularly the general ledger, human resources, payroll, and point of sale systems. Non-IT systems, including telephones, loss-prevention and food production systems, are also being validated; however, the Company believes that non-compliance of the Non-IT systems does not pose a significant risk to the Company's results of operations.

With respect to IT systems, the remediation/testing phase is approximately 40% complete, with an expected completion date of early 1999, and the implementation phase is expected to continue until September 1999. Certain point of sale software systems and all time and attendance systems will be upgraded or replaced during 1999. Additionally, human resources, payroll and general ledger system software upgrades are expected to be completed by mid 1999.

The majority of the Company's Non--IT systems are currently Year 2000 compliant; however, certain systems, which include telephones, will need to be upgraded or replaced. The Non--IT systems remediation/testing phase is approximately 50% complete and full implementation is expected by mid 1999.

Richfood's evaluation of the Year 2000 readiness of the Company's material suppliers(Richfood is the Company's primary supplier), customers and other third parties, has not identified any class of third party providers that could materially impact the Company's results of operations in the event of their failure to become Year 2000 compliant. However, there can be no assurance that the failure of any unrelated third parties to become Year 2000 compliant in a timely manner would not result in a material on the Company's results of operations or financial position.

Total costs associated with the Company's Y2K remediation are expected to be approximately $3.4 million. Of this amount, approximately $3.0 million has, or is expected to be capitalized, in accordance with GAAP, with approximately $200,000 capitalized during the 39 weeks ended October 31, 1998 and the Company expects to pay the majority of the remaining costs over the next 12 months. All expenditures related to the Y2K Plan will be funded by cash flow from operations and are not expected to impact other operating or investment plans. No material information technology projects have been deferred as a result of the implementation of the Y2K Plan.

The aforementioned costs of the Y2K Plan and the completion dates are based on management's best estimates, which were derived from assumptions of future events, including the availability of resources, key third party modification plans and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could vary due to uncertainties.

Although the Y2K Plan is expected to be adequate to address the Company's Year 2000 concerns, the Company could experience a material adverse effect on its results of operations or financial position if its Year 2000 compliance schedule is not met, if the costs to remediate the Company's Year 2000 issues significantly exceed current estimates or if material suppliers, customers and other businesses encounter serious problems in their Year 2000 remediation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

efforts. Therefore, Richfood and the Company are in the process of developing plans to address such contingencies, with a focus on mission critical systems. The Company and Richfood expect to complete its contingency plans in mid 1999 and expect that such plans may include provisions relating to, among other things, manual workarounds, stockpiling inventories and adjusting staffing strategies, and will describe the communications, operations and IT activities that will be utilized if the contingency plans must be executed.

Richfood's Year 2000 efforts are ongoing and the Y2K Plan will continue to evolve as new information becomes available. The failure to correct a material Year 2000 issue could result in an interruption in certain normal business activities and operations. Due to the general uncertainty inherent in the Year 2000 issue, resulting in part from the uncertainty of the Year 2000 readiness of third parties upon whom Richfood and the Company rely, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material adverse impact on the Company's results of operations. However, the Company believes that, with the implementation of the Y2K Plan as scheduled, the possibility of significant interruptions of normal operations should be reduced.

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

     27.1       Financial Data Schedule

(B)  Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SHOPPERS FOOD WAREHOUSE CORP.

Date:  December 15, 1998                By:  /s/ WILLIAM J. WHITE
       ---------------------------           ------------------------------
                                             WILLIAM J. WHITE
                                             President

Date:  December 15,1998                 By:  /s/ EDWARD KLIG
       ---------------------------           ------------------------------
                                             EDWARD KLIG
                                             Chief Financial Officer