Form 10-K405
period 1999-01-30
SHOPPERS FOOD WAREHOUSE CORP
filed 1999-04-30
CIK 1043065

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                                   (Mark One)
(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 30, 1999
                                          ----------------

( ) Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period
                         from __________  to __________

                     Commission file number    333-32825
                                            ---------------

                         SHOPPERS FOOD WAREHOUSE CORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    52-1281465
------------------------------------          ------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)

4600 Forbes Blvd., Lanham, Maryland                     20706
-----------------------------------          ------------------------------
     (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code       (301) 306-8600
                                                   ----------------------------
 Securities registered pursuant to Section 12(b) of the Act:         NONE
                                                                ---------------
 Securities registered pursuant to Section 12(g) of the Act:         NONE
                                                                ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                                ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

At April 30, 1999, the registrant had 23,333 shares of Class A Common Stock, nonvoting, $5.00 par value per share, outstanding and 10,000 shares of Class B Common Stock, voting, $5.00 par value per share, outstanding. The common stock of Shoppers Food Warehouse Corp. is not publicly traded.

The registrant meets the conditions as set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

The exhibit index begins at page 48 of this Form 10-K.

                               Table of Contents

                                     PART I
                                     ------

                                                                             Page
                                                                             ----
Item 1.          Business                                                      3

Item 2.          Properties                                                    9

Item 3.          Legal Proceedings                                            11

Item 4.          Submission of Matters to a Vote of
                 Security Holders                                             11

                                    PART II
                                    -------

Item 5.          Market for the Registrant's Common
                 Equity and Related Stockholder Matters                       11

Item 6.          Selected Financial Data                                      11

Item 7.          Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                   12

Item 7A.         Quantitative and Qualitative Disclosures about
                 Market Risk                                                  19

Item 8.          Financial Statements and Supplementary Data                  20

Item 9.          Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure                       43

                                    PART III
                                    --------

Item 10.         Directors, Executive Officers, Promoter and
                 Control Person of the Registrant                            44

Item 11.         Executive Compensation                                       44

Item 12.         Security Ownership of Certain Beneficial
                 Owners and Management                                        44

Item 13.         Certain Relationships and Related Transactions               44

                                    PART IV
                                    -------

Item 14.         Exhibits, Financial Statement Schedules
                 and Reports on Form 8-K                                      45

                                     PART I

Forward Looking Statements

Statements in this report that are not historical in nature, including references to beliefs, anticipations or expectations, are "forward-looking" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to a wide variety of risks and uncertainties that could cause actual results to differ materially from those projected including, without limitation, the ability of the Company (as defined below) to open new stores, the availability of capital to fund operations, the effect of regional economic conditions, the effect of increased competition in the markets in which the Company operates and other risks described from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements, which revisions may be made to reflect any future events or circumstances, other than through its regular quarterly and annual reports filed with the Securities and Exchange Commission (the "SEC").

Item 1.  Business

Shoppers Food Warehouse Corp. ("Shoppers" or the "Company") was incorporated in Delaware in 1956 and its principal executive offices are located at 4600 Forbes Blvd., Lanham, Maryland 20706. The telephone number of Shoppers is 301-306-8600.

Acquisition of Dart Group Corporation by Richfood Holdings, Inc.

On May 18, 1998, a wholly-owned subsidiary of Richfood Holdings, Inc. ("Richfood") acquired all of the outstanding shares of Dart Group Corporation ("Dart"), which indirectly owns 100% of the outstanding common stock of the Company, for approximately $201 million (the "Dart Acquisition"). In connection with the Dart Acquisition, Richfood caused its subsidiary to merge with and into Dart (the "Merger") in a transaction in which Dart became a wholly-owned subsidiary of Richfood. As a result of the Merger, Richfood indirectly owns 100% of the outstanding common stock of Shoppers.

Richfood accounted for the Dart Acquisition using the purchase method of accounting, and accordingly, a new accounting basis began as of May 18, 1998 and the assets and liabilities of Shoppers were restated to reflect their estimated fair market values as of that date. The excess of the Dart Acquisition purchase price over net assets acquired (goodwill) related to the acquisition has been pushed-down to Shoppers. This goodwill of approximately $317.2 million is based on a preliminary allocation of the purchase price and is being amortized on a straight line basis over 40 years.

Richfood is operating Shoppers as a distinct unit within its retail division and does not presently plan to make any material changes to Shoppers' strategic focus or operational format.

Acquisition of the Company by Dart Group Corporation

In June 1988, Dart indirectly acquired an initial 50% interest of Shoppers. On February 6, 1997, Dart indirectly acquired the remaining 50% interest in Shoppers for $210 million (the "Shoppers Acquisition"). Dart financed the Shoppers Acquisition through the application of $137.2 million in net proceeds raised from an offering of Increasing Rate Senior Notes due 2000 (the "Increasing Rate Notes") of SFW Acquisition Corp., a newly created wholly-owned indirect subsidiary of Dart, and $72.8 million of bridge financing provided by a bank. Immediately after the Shoppers Acquisition, SFW Acquisition Corp. merged into Shoppers (with Shoppers becoming the obligor on the Increasing Rate Notes) and Shoppers repaid the bridge financing from its existing cash and the liquidation of certain short-term investments. In June 1997, Shoppers refinanced the Increasing Rate Notes with $200 million aggregate principal amount 9:% Senior Notes due 2004 (the "Senior Notes"). The net proceeds from the Senior Notes were $193.5 million (after fees and expenses of approximately $6.5 million) of which $143.5 million was used to repay the Increasing Rate Notes (including interest).

Operations

Shoppers is a leading supermarket operator in Greater Washington, D.C. (as defined below), operating 38 stores under the "Shoppers Food Warehouse" and "Shoppers Club" names, that targets the price-conscious segment of its market area in densely populated suburban areas. Shoppers operates warehouse-style, price impact supermarkets that are designed to offer the lowest overall prices in its market area by passing on to the consumer savings achieved through labor efficiencies and lower overhead associated with the warehouse format, while providing the product selection and quality associated with a conventional supermarket format. Shoppers' store equipment and facilities are generally in good condition. Shoppers stores are generally open 18 hours per day seven days a week (allowing for shelf restocking while the stores are closed) and offer a full range of fresh produce, fresh baked goods, fresh meats and seafood, frozen foods, traditional grocery items and certain non-food items such as health and beauty aids, cookware, greeting cards, magazines and seasonal items. Shoppers' stores also have service delicatessens, with some stores offering hot and cold prepared food and self-service soup and salad bars.

The Company's stores offer products at prices that are generally below those of its primary supermarket competitors. Customers bag their own groceries and merchandise is presented on warehouse-style racks in full cartons, reducing labor-intensive unpacking. In-store operations are also designed to allow customers to perform certain labor-intensive services usually offered in conventional supermarkets. For example, the Company's stores generally do not provide service staff to support the bakery and floral departments or the meat and seafood refrigerated cases, although the stores provide service in these departments at the request of customers.

The Company's stores generally are constructed with high ceilings to accommodate warehouse racking with overhead pallet storage. Wide aisles accommodate forklifts and, compared to conventional supermarkets, a higher percentage of total store square footage is devoted to retail selling space because the top of the warehouse-style grocery racks on the sales floor are used to store inventory, which reduces the need for large backroom storage and restocking trips.

Notwithstanding the "warehouse" name, physical features and low-price reputation, Shoppers' stores have more in common with conventional supermarket chains than with so-called "warehouse clubs." No membership fee is charged at Shoppers stores, which offer a selection of popular-sized national brands and private label products, as well as high quality produce, meat and seafood. The product offerings are similar to those of conventional supermarkets with slightly more emphasis on larger package sizes and with less emphasis on extensive brand and size selection. All 38 of the Company's supermarkets have a delicatessen, a bakery and a floral department and 21 stores have a beer and wine department.

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

The Company's stores range in size from approximately 20,000 to 77,000 total square feet and average approximately 47,000 square feet. Shoppers' stores can be categorized by size as follows: (i) 10 stores smaller than 40,000 square feet; (ii) 12 stores ranging from 40,000 to 50,000 square feet; and (iii) 16 stores between 50,000 and 77,000 square feet. The stores in the first category generally are older stores located in densely populated areas in which little or no supermarket expansion is expected due to the limited availability of real estate locations. Despite their age and size, as a group, these stores generally continue to perform well in terms of sales per square foot and profitability. The next size category represents stores that more closely resemble the store sizes operated by conventional supermarket competitors in the local area. Finally, the category representing the largest size stores includes the nine "Shoppers Club" supermarkets (averaging approximately 67,900 total square feet per store). These larger size supermarkets generally have more space devoted to specialty departments and offer more "club pack" size products.

Shoppers is the largest supermarket chain targeting the price-conscious segment in Greater Washington, D.C. The two primary competitors of Shoppers are Giant Food, Inc. ("Giant") and Safeway Inc. ("Safeway"), both of which operate in the higher-service, higher-price segment. Overall, Shoppers has the third largest
market share in Greater Washington, D.C.   "Greater Washington, D.C." includes
Washington, D.C.; Calvert, Charles, Frederick, Montgomery and Prince Georges counties in Maryland; Arlington, Fairfax, Loudoun, Prince William and Stafford counties in Virginia; and the independent cities of Alexandria, Fairfax and Falls Church in Virginia. Shoppers does not, however, operate any stores in the city of Washington, D.C.

Store Expansion and Remodeling

Shoppers has plans to open large new stores and upgrade existing stores. Shoppers opened four new stores since July 1997 and has signed a lease to open one new store (between 65,000 and 75,000 square feet) during the fiscal year ending January 29, 2000 ("fiscal 2000"). Shoppers is currently considering expanding or remodeling at least 17 stores during fiscal 2000. Of its existing 38 stores, 28 are larger than 40,000 square feet, and all but one of the Company's stores were opened, remodeled or expanded during the last ten years. The Company believes that its existing supermarkets generally have well-established locations with favorable lease terms (including multiple options), are in good condition and require only routine maintenance.

The following chart sets forth certain information concerning Shoppers stores during the past five fiscal years:

                                                                  Fiscal Year
                                                   ---------------------------------------
                                                   1995     1996     1997    1998     1999
                                                   ----     ----     ----    ----     ----
Number of Stores at Beginning of Period             35       33       34      34       37
New Stores Opened                                    0        1        0       3        1
Stores Closed                                        2        0        0       0        0
                                                    --       --       --      --       --
Stores at End of Period                             33       34       34      37       38
Remodeled/Expanded                                   1        0        2       0        2


During the 52 weeks ended January 30, 1999 ("fiscal 1999"), Shoppers opened a 67,590 square foot store in College Park, Maryland.

Product Selection

The Company believes that in recent years consumers have shown an increasing preference for food stores that offer not only the wide variety of food and non-food items carried by conventional supermarkets, but also an expanded assortment of high-quality specialty food items and fresh produce. To respond to this trend, Shoppers offers a complete line of produce, fresh baked goods, freshly packaged meat, seafood products and floral assortments and provides service in these departments at the customer's request. This strategy provides consumers with a wider selection of higher quality products and convenience foods, while shifting its sales mix toward higher gross margin products.

Shoppers' largest supermarkets carry over 25,000 Stock Keeping Units ("SKU's"). Its merchandising program is designed to offer customers a wide selection of products at prices that are generally below those of its primary supermarket competitors. Shoppers accomplishes this by carrying slightly fewer items than its local supermarket competitors, primarily through pursuing less duplication of products in smaller sizes. This program also includes a critical assessment of existing store layouts, shelving and product mix. The Company monitors SKUs to identify slow-moving products that may be replaced with new products.

Shoppers stores carry a variety of grocery and general merchandise under private label names, including "Richfood" and "Shoppers Food Warehouse," which currently account for approximately 10% of its sales. Private label products are of a quality generally comparable to that of national brands, at significantly lower prices, while Shoppers' gross margins on private label products are generally higher than on national brands.

Purchasing, Warehousing and Distribution

Shoppers purchases approximately 75% of its inventory from subsidiaries of Richfood. Because Shoppers' stores receive most of their deliveries from Richfood's subsidiaries almost daily, Shoppers maintains no warehouse storage space. Richfood's large volume purchasing results in significant cost savings to Shoppers.

Shoppers also purchases merchandise sold in its supermarkets, in particular, beverages and snack products, from sources other than Richfood.

Advertising and Promotion

Shoppers uses a broad-based advertising program to emphasize its "Low Price" image. Over two million 12 page, four color circulars are printed and distributed weekly in the Washington Post to subscribers, and to nonsubscribers via the "Post-Plus" program, which insures that the circulars are placed in every home in the Greater Washington, D.C. Market. The "Low price" image is reinforced with a television and radio campaign supported by vendors' and Shoppers' funds.

Media broadcasts support the Bonus Saving Program, in which manufacturers' allowances are passed on to customers in the form of lower priced products. Broadcasts also support Shoppers Discounted Program, whereby pre-priced items are discounted 10% to 40% for the customer. Extensive in-store point of purchase signs are located throughout the stores to communicate Shoppers' low price image.

Competition

The supermarket industry is highly competitive and characterized by narrow profit margins. Shoppers' competitors include national, regional and local supermarket chains, independent grocery stores, specialty food stores, warehouse club stores, drug stores and convenience stores. Supermarket chains generally compete on the basis of location, quality of products, service, price, product variety and store condition. Shoppers competes by providing its customers with exceptional value by offering quality produce and fresh foods, self-service specialty departments, and a selection of national brand groceries and private label goods, all at competitive prices. Shoppers monitors the prices offered by its competitors on a weekly basis and uses a computerized price management system to verify pricing positions. The Company's ability to remain competitive in its markets depends in part on its ability to remodel and update its stores in response to remodelings and new store openings by its competitors.

The number and type of competitors vary by location. Shoppers' two principal competitors are conventional supermarket chains, Giant and Safeway, which have market shares in Greater Washington, D.C. of approximately 44% and 26%, respectively. The Company believes that Shoppers' market share of approximately 13% exceeds the next highest competitor by almost four times. However, Shoppers believes that it will face increased competition in the future from other supermarket chains and intends to compete aggressively against existing and new competition.

Employees

As of January 30, 1999, Shoppers employed approximately 4,700 people, of whom approximately 1,400 were full-time. Approximately 4,300 employees were covered by collective bargaining agreements with various locals of two unions. Shoppers has an agreement with United Food and Commercial Workers, Local 400, which will expire July 1, 2000 and covers approximately 4,000 retail clerks and meat cutters, and an agreement with United Food and Commercial Workers, Local 27, which will expire September 30, 2001 and covers approximately 300 retail clerks and meat cutters.

Trade Names, Service Marks and Trademarks

Shoppers uses a variety of trade names, service marks and trademarks. Except for "Shoppers," "SFW," "Shoppers Food Warehouse" and "Shoppers Club," Shoppers does not believe any of such trade names, service marks or trademarks are material to its business. Shoppers presently has federal registrations of the "Shoppers Food Warehouse" and "Colossal Donuts" trademarks. It has federal registration of "Shoppers Club" as a service mark and is seeking federal registration of it as a trademark. Shoppers also has federally registered "Shoppers," "Shoppers Food Warehouse" and "SFW" as service marks and has also registered the "Shoppers Food Warehouse" and "SFW" designs.

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

Item 2. Properties

Shoppers has supermarkets in Virginia and Maryland, all of which are leased. The following chart sets forth certain information regarding its stores by size:

                                                            Size
Location                                               (gross sq. ft.)
--------                                               ---------------
Alexandria, VA (Potomac Yards)(1)                          76,774
Manassas, VA (Sulley Manor Drive)(1)                       75,864
Fredericksburg, VA(1)                                      74,864
Germantown, MD(1)                                          70,057
Falls Church, VA(1)                                        68,974
College Park, MD(1)                                        67,590
Dale City, VA(1)                                           63,971
Takoma Park, MD(1)                                         60,348
Clinton, MD                                                54,200
Alexandria, VA (Richmond Hwy)                              53,692
Alexandria, VA (N. Kings Hwy)                              53,380
Laurel, MD(1)                                              51,880
Forestville, MD                                            51,828
Olney, MD                                                  51,000
Fairfax, VA                                                50,750
Leesburg, VA                                               50,101
Landover, MD (Largo)                                       49,840
Burke, VA                                                  49,284
Herndon, VA                                                48,424
Manassas, VA (Shoppers Square)                             47,040
Centreville, VA                                            47,002
Lanham, MD                                                 46,470
Stafford, VA                                               43,895
Franconia, VA                                              42,862
Frederick, MD                                              42,500
Sterling, VA                                               42,491
Hyattsville, MD (Chillum)                                  40,559
Chantilly, VA                                              40,373
Waldorf, MD                                                39,920
Landover, MD (M.L. King)                                   36,500
New Carrolton, MD                                          35,760
Coral Hills, MD                                            35,000
Annapolis, MD                                              28,710
Rockville, MD                                              26,770
Colmar Manor, MD                                           25,336
Annandale, VA                                              23,680
Alexandria, VA (Little River Turnpike)                     23,322
Hyattsville, MD (Adelphi)                                  20,329

--------------------------
(1) Shoppers Club supermarket.

Most of the Company's stores are operated under long-term leases that the Company believes have favorable terms. The lease for one of the Company's smallest stores was on a month-to-month basis, which was terminated in February 1999.

Shoppers leases an 86,000 square foot office building located in Lanham, MD that serves as its corporate offices. The lease commenced in 1990 and expires in

2010. The Company subleases approximately 35,600 square feet of this office building to unrelated third parties.

Item 3. Legal Proceedings

In the ordinary course of its business, Shoppers is a party to various legal actions that the Company believes are routine in nature and incidental to the operation of its business. The Company believes that the outcome of the proceedings to which Shoppers currently is a party will not have a material adverse effect upon its business, financial condition and results of operations.



Item 4. Submission of Matters to a Vote of Security Holders

        Information omitted in accordance with General Instruction I (2)(c).

                                    Part II

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters

         The Common Stock of Shoppers Food Warehouse Corp. is not publicly traded.

Item 6. Selected Financial Data

         Information omitted in accordance with General Instruction I(2)(a).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Outlook

Except for historical information, statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are "forward-looking" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially due to a variety of factors, including the Company's ability to open new stores and the effect of regional economic conditions. Shoppers undertakes no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements that may be made to reflect future events or circumstances, other than through its regular quarterly and annual reports filed with the SEC.

Richfood operates Shoppers as a distinct unit within its retail division and does not presently plan to make any material changes to Shoppers' strategic focus or operational format.

Financial Condition

In connection with the Dart Acquisition, the portion of the Dart purchase price allocated to Shoppers was pushed-down to the Company's financial statements. As a result, Assets and Stockholder's Equity on the Company's Consolidated Balance Sheet each increased by approximately $171.9 million.

Results of Operations

Reference to "fiscal 1999" means the 52 weeks ended January 30, 1999, "fiscal 1998" means the 52 weeks ended January 31, 1998 and "fiscal 1997" means the 52 weeks ended February 1, 1997.

Fiscal 1999 Compared with Fiscal 1998

Sales increased by $29.8 million, or 3.5%, from $855.8 million during fiscal 1998 to $885.6 million during fiscal 1999. The sales increase was primarily due to additional sales associated with four new stores opened since July 1997 (including one store that opened in July 1998). Comparable store sales decreased 6.0% during fiscal 1999, compared to the prior fiscal year. The decrease in comparable store sales was primarily due to the new Shoppers' stores drawing customers from existing Shoppers' stores and competitive market conditions.

Gross profit increased by approximately $14.4 million (7.2%), from $199.2 million during fiscal 1998 to $213.6 million during fiscal 1999. Gross profit, as a percentage of sales, increased to 24.1% during fiscal 1999 compared to
23.3% during fiscal 1998.   The increase in gross profit was primarily due to
the reduced number of items with special discount pricing as well as an increase in allowances received from vendors associated with the introduction of new products.

Selling and administrative expenses increased by approximately $9.6 million (6.0%), from $160.7 million during fiscal 1998 to $170.3 million during fiscal 1999. Selling and administrative expenses, as a percentage of sales, increased

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

from 18.8% during fiscal 1998 to 19.2% during fiscal 1999. The increase was primarily attributable to higher advertising expenses and one-time promotional expenses at certain locations.

Depreciation and amortization increased by $2.4 million from $11.1 million during fiscal 1998 to $13.5 million during fiscal 1999. The increase was primarily due to increased amortization of goodwill as a result of the Dart Acquisition.

Operating income was $29.8 million for fiscal 1999 compared to $27.4 million for the same period in the prior fiscal year. The increase was primarily due to the increase in gross profit and was partially offset by the increased selling and administrative expenses and amortization of goodwill.

Interest income increased approximately $0.6 million during fiscal 1999 compared to fiscal 1998 due to interest accrued on the loans to Dart and the interest recorded on the note receivable from an affiliate of Dart (see Note 7 to the Consolidated Financial Statements).

Interest expense decreased approximately $2.6 million from $21.1 million during fiscal 1998 to $18.5 million during fiscal 1999. The decrease was primarily the result of a reduction in interest expense due to amortization of the adjustment to market value of the Senior Notes.

The effective income tax rate for fiscal 1999 was 54.3% compared to 48.5% for fiscal 1998. The increase was attributable to the increase in nondeductible amortization of acquisition related goodwill as a result of the Dart Acquisition in May 1998.

Net income increased by $3.4 million, from $3.7 million during fiscal 1998 to $7.1 million during fiscal 1999. The increase was primarily attributable to the inclusion of an extraordinary item comprised of the loss on the early extinguishment of debt during fiscal 1998 and to the increase in operating income during fiscal 1999.

Fiscal 1998 Compared with Fiscal 1997

Sales increased by $4.9 million, from $850.9 million during fiscal 1997 to $855.8 million during fiscal 1998. The sales increases were due to three new stores opened since July 1997. Comparable store sales decreased 4.5% during fiscal 1998. The decrease in comparable store sales was primarily due to the new stores drawing customers from existing stores and competitive market conditions.

Gross profit increased by $8.3 million (4.3%), from $190.9 million during
fiscal 1997 to $199.2 million during fiscal 1998.   Gross profit, as a
percentage of sales, increased to 23.3% during fiscal 1998 from 22.4% during fiscal 1997. The increases were primarily due to a more proactive pricing strategy on selected items, a reduction in the number of items that were offered at special discounts on a weekly basis in stores, a higher allowance income achieved through increased vendor participation and a reduction in the charge to

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

operations for LIFO, from $0.9 million during fiscal 1997 to $0.4 million during fiscal 1998.

Selling and administrative expenses increased by $6.1 million (3.9%), from $154.6 million during fiscal 1997 to $160.7 million during fiscal 1998. Selling and administrative expenses, as a percentage of sales, increased from 18.2% during fiscal 1997 to 18.8% during fiscal 1998. The increases were primarily attributable to increased payroll costs associated with negotiated union rates and to expenses associated with three new stores opened after July 1997.

Depreciation and amortization increased by $2.4 million from $8.7 million during fiscal 1997 to $11.1 million during fiscal 1998. The increases were primarily due to additional depreciation and amortization associated with goodwill and lease rights, as well as with fixed assets purchased for three new stores opened after July 1997, offset in part by assets becoming fully depreciated in 1997. In connection with the Shoppers Acquisition, the Company commenced using Dart's method of depreciating property and equipment on a straight-line basis. Prior to the Shoppers Acquisition, the Company used accelerated methods. The cumulative effect of this change in accounting principle has been recorded in the financial statements for fiscal 1998. Depreciation expense for fiscal 1997 would have been $0.6 million more using the straight-line basis.

Operating income was $27.4 million for fiscal 1998 compared to $27.6 million during the prior fiscal year. The decrease was primarily due to higher selling and administrative expenses and increased depreciation and amortization and was partially offset by the increase in gross profit.

Interest income decreased $2.4 million during fiscal 1998 compared to fiscal 1997 primarily due to a reduction of funds available for short-term investing as a result of the repayment of the bridge financing associated with the Shoppers Acquisition.

Interest expense increased approximately $19.4 million from $1.6 million during fiscal 1997 to $21.1 million during fiscal 1998 as a result of interest paid on the Increasing Rate Notes, interest accrued on the Senior Notes and the amortization of financing costs.

The effective income tax rate for fiscal 1998 was 48.5% compared to 35.7% for fiscal 1997. The increase was primarily attributable to nondeductible amortization of acquisition related goodwill.

On June 26, 1997, the Company sold $200 million aggregate principal amount of its 9.75% senior notes due 2004. On July 25, 1997, the proceeds were used to repay $143.3 million (including approximately $3.3 million of accrued and unpaid interest) of the existing Increasing Rate Notes and to pay $50.0 million into an escrow account, which was used by Dart when it consummated a settlement with certain of its shareholders. As a result of this transaction, $5.3 million, representing an unamortized portion of the financing costs incurred to secure initial senior indebtedness, were expensed as an extraordinary item, net of taxes of approximately $2.2 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net income decreased by $16.9 million, from $20.6 million during fiscal 1997 to $3.7 million during fiscal 1998. The decrease was primarily attributable to increased interest expense associated with the Company's indebtedness and the extraordinary item discussed above, offset by the cumulative effect of the change in accounting principle.

Effects of Inflation

During the last three fiscal years, the rate of general inflation has been relatively low and has not had a significant impact on Shoppers' net sales or income from continuing operations.

Liquidity and Capital Resources

The Company's principal source of liquidity is expected to be its cash flow from operations. It is anticipated that Shoppers' principal uses of liquidity will be to provide working capital, finance capital expenditures and meet debt service requirements.

During fiscal 1999, operating activities generated net cash of $9.1 million compared to $16.6 million during the prior fiscal year. The decrease was primarily due to shorter payment terms on inventory purchases from Richfood compared to payment terms on trade accounts payable.

Investing activities used $5.9 million of Shoppers' cash during fiscal 1999 compared to providing $85.6 million during fiscal 1998. The change was primarily due to the Company's disposition of its short-term investments during fiscal 1998 in order to provide funds for the repayment of the Bridge Loan associated with the Shoppers Acquisition. During fiscal 1999, cash was used primarily for capital expenditures relating to one new store that opened in July 1998, as well as routine expenditures for equipment, and was partially offset by the net disposition of short-term investments. Shoppers estimates that it will make total capital expenditures of approximately $22.5 million during the 52 weeks ending January 29, 2000. Management expects that these capital expenditures will be financed primarily through cash flow from operations.

Financing activities used $0.6 million of the Company's cash during fiscal 1999, compared to using $111.9 million during fiscal 1998. The decrease was primarily due to payments on the Bridge Loan, other financing costs and acquisition costs associated with the Shoppers Acquisition during the prior fiscal year (see Note 2 to the Consolidated Financial Statements).

Shoppers' current interest expense consists primarily of interest on the Senior Notes and capital lease obligations. Interest on the Senior Notes is accrued from the date of issuance and is payable semi-annually in arrears on each June 15 and December 15. The Senior Notes are effectively subordinated in right of payment to all secured indebtedness of the Company and contain certain restrictive covenants including, (i) limitation on restricted payments, (ii) limitation on indebtedness, (iii) limitation on investments, loans and advances, (iv) limitation on liens, (v) limitation on transactions with affiliates, (vi) restriction on mergers, consolidations and transfers of assets, (vii) limitation

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

on lines of business, (viii) limitations on asset sales and (ix) limitation on issuance and sale of capital stock of subsidiaries. The amount of dividend payments that the Company can make to Dart is also subject to certain restrictions.

The Company believes that cash flows from Shoppers' operations will be adequate to meet its anticipated requirements for working capital, debt service and capital expenditures.

Year 2000 Compliance

References herein to Richfood are based on information provided by Richfood to the Company.

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

As a result of the Dart Acquisition, the Company's computer systems and software programs are being incorporated into Richfood's. Richfood has developed, and has begun implementing, a strategic, long--term information technology plan (the "Strategic Plan") to upgrade its core application systems. Concurrently, Richfood has developed and is implementing a plan (the "Y2K Plan") to ensure that its information systems are Year 2000 compliant. The Y2K Plan focuses on the following three major areas:

         o       Information technology systems ("IT").

         o       Embedded technology and other systems ("Non-IT").

         o       Key third party relationships.

Based on the Strategic Plan and assessments conducted as part of the Y2K Plan, Richfood determined that it would be necessary to modify or replace portions of its software and certain hardware systems so that such systems will properly recognize dates beyond December 31, 1999. Richfood presently believes that with the modification or replacement of existing software and certain hardware systems, the Year 2000 issue can be significantly mitigated. However, if such modifications and replacements are not made, or are not completed in a timely manner, the Year 2000 issue could have a material adverse impact on the financial condition or results of operations of the Company.

Richfood's Y2K Plan, as it pertains to the Company, involves the following three phases:

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         o Assessment -- locating, listing and prioritizing the specific technology that is potentially subject to Year 2000 issues, assessing the actual exposure of such technology to the Year 2000 issue, and planning/scheduling the allocation of internal and third party resources for the remediation effort.

         o Remediation/Testing of non-compliant systems - selecting and executing the method necessary to resolve the Year 2000 issues that were identified, including replacement, upgrade, repair or abandonment and testing the remediated or converted technology to determine the efficacy of the resolutions.

         o       Implementation- placing remediated technology into operation.

The assessment phase has been completed with respect to IT and Non--IT systems that Richfood believes could be adversely affected by the Year 2000 issue. The assessment indicated that many of the Company's significant information systems could be adversely affected, particularly the general ledger, human resources, payroll, and point of sale systems. Non-IT systems, including telephones, loss-prevention and food production systems, are also being validated; however, the Company believes that non-compliance of the Non-IT systems does not pose a significant risk to the Company's financial condition or results of operations.

With respect to IT systems, the remediation/testing phase is approximately 60% complete, with an expected completion date of mid 1999, and the implementation phase is expected to continue until September 1999. Certain point of sale software systems and all time and attendance systems will be upgraded or replaced during 1999. Additionally, human resources, payroll and general ledger system software upgrades are expected to be completed by mid 1999.

The majority of the Company's Non--IT systems are currently Year 2000 compliant; however, certain systems, which include telephones, will need to be upgraded or replaced. The Non--IT systems remediation/testing phase is approximately 65% complete and full implementation is expected by mid 1999.

Richfood's evaluation of the Year 2000 readiness of the Company's material suppliers(Richfood is the Company's primary supplier), customers and other third parties, has not identified any class of third party providers that could materially impact the Company's results of operations in the event of their failure to become Year 2000 compliant. However, there can be no assurance that the failure of any unrelated third parties to become Year 2000 compliant in a timely manner would not result in a material adverse effect on the Company's results of operations or financial condition.

Total costs associated with the Company's Year 2000 remediation are expected to be approximately $3.4 million. Of this amount, approximately $3.0 million has, or is expected to be capitalized, in accordance with GAAP, with approximately $150,000 capitalized during fiscal 1999, and the Company expects to pay the majority of the remaining costs over the next eight months. All expenditures by the Company related to the Y2K Plan will be funded by cash flow from operations and are not expected to impact other operating or investment plans.

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

Although the Y2K Plan is expected to be adequate to address the Company's Year 2000 concerns, the Company could experience a material adverse effect on its results of operations or financial condition if its Year 2000 compliance schedule is not met, if the costs to remediate the Company's Year 2000 issues significantly exceed current estimates or if material suppliers, customers and other businesses encounter serious problems in their Year 2000 remediation efforts. Therefore, Richfood and the Company are in the process of developing plans to address such contingencies, with a focus on mission critical systems. The Company and Richfood expect to complete contingency plans in mid 1999 and expect that such plans may include provisions relating to, among other things, manual workarounds and adjusting staffing strategies, and will describe the communications, operations and IT activities that will be utilized if the contingency plans must be executed.

Richfood's Year 2000 efforts are ongoing and the Y2K Plan will continue to evolve as new information becomes available. The failure to correct a material Year 2000 issue could result in an interruption in certain normal business activities and operations. Due to the general uncertainty inherent in the Year 2000 issue, resulting in part from the uncertainty of the Year 2000 readiness of third parties upon whom Richfood and the Company rely, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material adverse impact on the Company's financial condition or results of operations. However, the Company believes that, with the implementation of the Y2K Plan as scheduled, the possibility of significant interruptions of normal operations should be reduced.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The registrant's market risk exposure is not material. Interest on both the Company's notes receivable and Senior Notes are at fixed rates. The Company does not have any other financial instruments that result in material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

Financial Statements                                         Page
--------------------                                         ----
Report of Independent Auditors                               21

Report of Independent Public Accountants                     22

Consolidated Balance Sheets                                  23-24

Consolidated Statements of Operations                        25-26

Consolidated Statements of Stockholder's
  Equity                                                     27

Consolidated Statements of Cash Flows                        28-30

Notes to Consolidated Financial Statements                   31-42

                         REPORT OF INDEPENDENT AUDITORS


THE BOARD OF DIRECTORS
SHOPPERS FOOD WAREHOUSE CORP.:

We have audited the accompanying consolidated balance sheet of Shoppers Food Warehouse Corp. (a Delaware corporation and wholly owned indirect subsidiary of Dart Group Corporation) and subsidiaries (the "Company"), as of January 30, 1999, and the related consolidated statements of operations, stockholder's equity and cash flows for the thirty-seven week period ended January 30, 1999 and the fifteen week period ended May 18, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated balance sheet of Shoppers Food Warehouse Corp. and subsidiaries as of January 31, 1998 and the related consolidated statements of operations, stockholder's equity and cash flows for the 52 weeks ended January 31, 1998, the 31 weeks ended February 1, 1997 and the 52 weeks ended June 29, 1996 were audited by other auditors whose report, dated April 28, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shoppers Food Warehouse Corp. and subsidiaries as of January 30, 1999, and the results of their operations and their cash flows for the thirty-seven week period ended January 30, 1999 and the fifteen week period ended May 18, 1998, in conformity with generally accepted accounting principles.



                                                           /s/ Ernst & Young LLP




Richmond, Virginia
April 26, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO THE BOARD OF DIRECTORS OF SHOPPERS FOOD WAREHOUSE CORP.:

We have audited the accompanying consolidated balance sheet of Shoppers Food Warehouse Corp. (a Delaware corporation and wholly owned subsidiary of Dart Group Corporation) and subsidiaries (the "Company" or "successor"), as of January 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the fifty-two weeks ended January 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows of Shoppers Food Warehouse Corp. and subsidiaries (the "Predecessor") for the thirty-one weeks ended February 1, 1997 and for the fifty-two weeks ended June 29, 1996. These financial statements are the responsibility of the Company's and the Predecessor's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shoppers Food Warehouse Corp. (Successor) and subsidiaries as of January 31, 1998, and the results of their operations and their cash flows for the fifty-two weeks ended January 31, 1998, and the results of their operations and their cash flows of Shoppers Food Warehouse Corp. (Predecessor) and subsidiaries for the thirty-one weeks ended February 1, 1997 and for the fifty-two week period ended June 29, 1996, in conformity with generally accepted accounting principles.

Effective February 6, 1997, the Company changed its method of depreciating property and equipment (see Note 1).





                                                         /s/ ARTHUR ANDERSEN LLP

Washington, D.C.
April 28, 1998

                         SHOPPERS FOOD WAREHOUSE CORP.
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                 Post-Dart
                                                Acquisition
                                                January 30,    January 31,
ASSETS                                             1999           1998
                                               ------------   ------------
Current Assets:
  Cash and equivalents                           $  6,602       $  4,027
  Marketable debt securities                          -              522
  Accounts receivable, net of allowance of
    $500 at January 30, 1999                       13,263          7,950
  Inventories                                      31,477         30,795
  Prepaid income taxes                                -            1,217
  Deferred income taxes                             3,432          4,254
  Prepaid expenses                                  1,612          2,173
  Due from affiliate                                  -              522
                                                 --------       --------
    Total current assets                           56,386         51,460
                                                 --------       --------

Property and Equipment, at cost:
  Land and buildings                                9,000          7,503
  Furniture, fixtures and equipment                45,276         64,515
  Leasehold improvements                            2,388          3,842
                                                 --------       --------
                                                   56,664         75,860
  Accumulated depreciation and amortization         3,763         36,973
                                                 --------       --------
    Net property and equipment                     52,901         38,887
                                                 --------       --------

Deferred Financing Costs                              -            6,543
Goodwill net of accumulated amortization of
  $5,809 and $3,631                               311,371        145,118
Lease Rights                                       29,031         11,689
Note Receivable from Dart                          38,860         35,374
Other Assets                                        1,240            861
                                                 --------       --------

  Total assets                                   $489,789       $289,932
                                                 ========       ========

The accompanying notes are an integral part of these consolidated balance sheets.

                         SHOPPERS FOOD WAREHOUSE CORP.
                          CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except per share data)

                                                Post-Dart
                                               Acquisition
                                               -----------
                                               January 30,   January 31,
LIABILITIES AND STOCKHOLDER'S EQUITY              1999          1998
                                              ------------   -----------
Current Liabilities:
  Accounts payable, trade                      $ 12,283      $ 40,006
  Accrued expenses
    Salaries and benefits                         5,401         4,490
    Taxes other than income                       2,525         2,687
    Interest                                      2,378         2,654
    Insurance                                     4,881         4,530
    Other                                         5,840         1,794
  Current portion of capital lease obligation       531           -
  Income taxes payable                              800           -
  Due to affiliates                              26,038           334
                                               --------      --------
    Total current liabilities                    60,677        56,495
                                               --------      --------

Senior Notes due 2004                           211,764       200,000
Capital Lease Obligations                        12,709        11,315
Deferred Income Taxes                            12,832         9,625
Other Liabilities                                 6,827         6,549
                                               --------      --------
    Total liabilities                           304,809       283,984
                                               --------      --------

Commitments and Contingencies (Notes 5 and 8)
Stockholder's Equity:
  Class A common stock, nonvoting, par value
    $5.00 per share, 25,000 shares authorized;
    23,333 1/3 shares issued and outstanding        117           117
  Class B common stock, voting, par value
    $5.00 per share, 25,000 shares authorized;
    10,000 shares issued and outstanding             50            50
  Paid-in-capital                               178,924           -
  Retained earnings                               5,889         5,781
                                               --------      --------
    Total stockholder's equity                  184,980         5,948
                                               --------      --------
    Total liabilities and stockholder's
      equity                                   $489,789      $289,932
                                               ========      ========


The accompanying notes are an integral part of these consolidated balance sheets.

                         SHOPPERS FOOD WAREHOUSE CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                      Post-Dart      Post-Shoppers
                      Acquisition       Acquisition
                      -----------  ---------------------
                      January 30,    May 18,  January 31, February 1,  June 29,
                          1999        1998       1998        1997        1996
                       ----------  ---------- ----------  ----------  ----------
                       (37 weeks)  (15 weeks) (52 weeks)  (31 weeks)  (52 weeks)
Sales                   $636,507    $249,052   $855,769    $511,025    $835,971
Cost of sales            481,205     190,799    656,572     398,129     651,986
                        --------    --------   --------    --------    --------
Gross profit             155,302      58,253    199,197     112,896     183,985
                        --------    --------   --------    --------    --------

Selling and admin-
  istrative expenses     122,306      47,990    160,713      94,304     149,570
Depreciation and
  amortization            10,130       3,354     11,090       4,573       8,913
                        --------    --------   --------    --------    --------
    Operating income      22,866       6,909     27,394      14,019      25,502
                        --------    --------   --------    --------    --------

Interest income            2,684       1,544      3,587       3,526       5,789
Interest expense          12,156       6,371     21,079         710       1,771
Loss on insurance
  settlement                 -           -          -           -          (355)
                        --------    --------   --------   ---------    --------

Income before income
  taxes, extraordinary
  item and cumulative
  effect of accounting
  change                  13,394       2,082      9,902      16,835      29,165
Income taxes               7,505         890      4,801       6,380      10,462
                        --------    --------   --------    --------    --------
Income before extra-
  ordinary item and
  cumulative effect
  of accounting
  change                   5,889       1,192      5,101      10,455      18,703
Extraordinary item:
  Loss on early
    extinguishment of
    debt, net of
    income taxes of
    $2,150                   -           -       (3,126)        -           -
Cumulative effect of
    accounting change,
    net of income
    taxes of $1,344          -           -        1,729         -           -
                        --------    --------   --------    --------    --------
Net income              $  5,889    $  1,192   $  3,704    $ 10,455    $ 18,703
                        ========    ========   ========    ========    ========

                            (Continued on next page)

                         SHOPPERS FOOD WAREHOUSE CORP.
               CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                     (in thousands, except per share data)

                       Post-Dart       Post-Shoppers
                      Acquisition       Acquisition
                      -----------  ---------------------
                      January 30,   May 18,   January 31, February 1,  June 29,
                         1999        1998        1998        1997        1996
                       ----------  ---------- ----------  ----------  ----------
                       (37 weeks)  (15 weeks) (52 weeks)  (31 weeks)  (52 weeks)
Earnings per common
  share data (Basic
   and Dilutive)
  Income before extra-
    ordinary item and
    cumulative effect
    of accounting
    change              $ 176.67    $  35.76   $ 153.03    $ 313.65    $ 561.09
  Extraordinary item:
    Loss on early
      extinguishment
      of debt, net           -           -       (93.78)        -           -
  Cumulative effect
      of accounting
      change, net            -           -        51.87         -           -
                        --------    --------   --------    --------    --------
  Net income            $ 176.67    $  35.76   $ 111.12    $ 313.65    $ 561.09
                        ========    ========   ========    ========    ========

Weighted average
  common shares
  outstanding                 33          33         33          33          33
                        ========    ========   ========    ========    ========



The accompanying notes are an integral part of these consolidated financial statements.

                         SHOPPERS FOOD WAREHOUSE CORP.
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                 (in thousands)

                       Post-Dart      Post-Shoppers
                      Acquisition       Acquisition
                      -----------  ---------------------
                      January 30,    May 18,  January 31, February 1,  June 29,
                          1999        1998       1998        1997        1996
                       ----------  ---------- ----------  ----------  ----------
                       (37 weeks)  (15 weeks) (52 weeks)  (31 weeks)  (52 weeks)
 Common Stock-Class A:
   Balance, beginning
     and end of period  $    117    $    117   $    117    $    117    $    117
                        ========    ========   ========    ========    ========

 Common Stock-Class B:
   Balance, beginning
     and end of period  $     50    $     50   $     50    $     50    $     50
                        ========    ========   ========    ========    ========


 Paid-In-Capital:
   Balance, beginning
     of period          $178,924    $    -     $    -      $    -      $    -
   Dart Acquisition
     consideration
     in excess of
     par value (Note 2)      -       178,924        -           -           -
                        --------    --------   --------    --------    --------
   Balance, end of
   period               $178,924    $178,924   $    -      $    -      $    -
                        --------    --------   --------    --------    --------

 Retained Earnings:
   Balance, beginning
     of period          $    -      $  5,781   $104,321    $103,866    $ 95,163
   Net income              5,889       1,192      3,704      10,455      18,703
   Dart Acquisition
     (Note 2)                -        (6,973)       -           -           -
   Merger of SFW
     Acquisition Corp.       -           -      (52,244)        -           -
   Stockholder
     distributions           -           -      (50,000)    (10,000)    (10,000)
                        --------    --------   --------    --------    --------
   Balance, end of
     period             $  5,889    $    -     $  5,781    $104,321    $103,866
                        ========    ========   ========    ========    ========

 Common Stock Out-
   standing:
   Balance, beginning
    and end of period         33          33         33          33          33
                        ========    ========   ========    ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                         SHOPPERS FOOD WAREHOUSE CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                       Post-Dart       Post-Shoppers
                      Acquisition        Acquisition
                      -----------   ---------------------
                      January 30,    May 18,    January 31,    February 1,  June 29,
                          1999        1998         1998           1997        1996
                       ----------   ----------  ----------     ----------  ----------
                       (37 weeks)   (15 weeks)  (52 weeks)     (31 weeks) (52 weeks)
Cash flows from operating
  activities:
  Net income            $  5,889     $  1,192   $   3,704       $ 10,455   $ 18,703
  Adjustments to
    reconcile net income
    to net cash provided
    by (used in)
    operating activities:
    Depreciation and
      amortization        11,006        3,354      11,090         4,573       8,913
    Cumulative effect of
      accounting change      -            -        (1,729)          -           -
    Amortization of
      deferred financing
      costs                  -            173       1,214           -           -
    Amortization of Senior
      Notes fair value
      adjustment          (2,554)         -           -             -           -
    Deferred income
      taxes               (1,263)        (275)       (866)       (1,564)        288
    Write-off of
      Increasing Rate
      Notes financing
      costs                  -            -         5,276           -           -
    Other                    712          294         991           281         806
  Changes in assets
    and liabilities:
    Accounts receivable   (4,368)      (1,445)        575        (1,536)        (75)
    Inventories            1,970        1,666      (1,096)       (1,357)     (1,089)
    Other assets            (207)         348        (174)         (997)        209
    Accounts payable     (30,924)       3,101      (1,824)         1,965      1,590
    Accrued expenses      (7,730)       6,722       2,688          1,892        878
    Due to/from
      affiliates          20,030         (652)        -              -          -
    Income taxes           1,493          524      (1,217)         1,664     (2,425)
    Closed store
      reserve               (290)        (107)       (353)           -          -
    Deferred income          560         (127)     (1,650)         2,036       (806)
                        --------     --------    --------       --------   --------
    Net cash provided
      by (used in)
      operating
      activities        $ (5,676)    $ 14,768    $ 16,629       $ 17,412   $ 26,992
                        --------     --------    --------       --------   --------


                            (continued on next page)

                         SHOPPERS FOOD WAREHOUSE CORP.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (in thousands)

                       Post-Dart       Post-Shoppers
                      Acquisition        Acquisition
                      -----------   ---------------------
                      January 30,     May 18,   January 31,  February 1,  June 29,
                         1999          1998        1998         1997        1996
                       ----------   ----------  ----------   ----------  ----------
                       (37 weeks)   (15 weeks)  (52 weeks)   (31 weeks) (52 weeks)
Cash flows from investing
  activities:
  Capital expenditures $  (3,435)   $  (2,960)  $  (9,497)   $  (5,280) $  (7,355)
  Purchase of short-
    term investments      (1,449)      (2,155)    (36,093)     (95,421)  (218,039)
  Sales/maturities
    of short-term
    term investments       4,121          -       131,190      103,502    173,312
                       ---------    ---------   ---------    ---------  ---------
    Net cash provided
      by (used in)
      investing
      activities       $    (763)   $  (5,115)  $  85,600    $   2,801  $ (52,082)
                       ---------    ---------   ---------    ---------  ---------

Cash flows from financing
  activities:
  Dividends to stock-
    holders            $     -      $     -     $ (50,000)   $ (10,000) $ (10,000)
  Payments for acquisition
    and deferred
    financing costs         (116)        (178)    (13,843)         -          -
  Proceeds from Senior
    Notes                    -            -       200,000          -          -
  Repayment of Increasing
    Rate Notes               -            -      (140,000)         -          -
  Restricted proceeds        -            -       (50,218)         -          -
  Release of Restricted
    Proceeds                 -            -        50,000          -          -
  Notes receivable from
    Dart                     -            -       (35,000)         -          -
  Payment of acquisition
    debt                     -            -       (72,800)         -          -
  Principal payments
    under capital
    lease  obligations      (310)         (35)        (80)         (34)       -
                       ---------    ---------   ---------    ---------  ---------
    Net cash used
      in financing
      activities       $    (426)   $    (213)  $(111,941)   $ (10,034) $ (10,000)
                       ---------    ---------   ---------    ---------  ---------

Net increase
 (decrease) in cash
  and equivalents      $  (6,865)   $   9,440   $  (9,712)   $  10,179  $ (35,090)
Cash and equivalents,
  beginning of period     13,467        4,027      13,739        3,560     38,650
                       ---------    ---------   ---------    ---------  ---------
Cash and equivalents,
  end of period        $   6,602    $  13,467   $   4,027    $  13,739  $   3,560
                       =========    =========   =========    =========  =========


                            (Continued on next page)

                         SHOPPERS FOOD WAREHOUSE CORP.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (in thousands)

                       Post-Dart       Post-Shoppers
                      Acquisition        Acquisition
                      -----------   ----------------------
                      January 30,     May 18,   January 31,   February 1,  June 29,
                         1999          1998        1998          1997        1996
                       ----------   ----------  ----------    ----------  ----------
                       (37 weeks)   (15 weeks)  (52 weeks)    (31 weeks) (52 weeks)
Supplemental disclosure of
  cash flow information:
  Cash paid during the
    period for:
    Income taxes       $      20    $   1,242   $   4,812     $   6,300  $  12,487
    Interest              19,593           47      16,868           710      1,771


The accompanying notes are an integral part of these consolidated financial statements.

                         SHOPPERS FOOD WAREHOUSE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying consolidated financial statements include the accounts of Shoppers Food Warehouse Corp. (a Delaware corporation) and its subsidiaries, (collectively "Shoppers" or the "Company") for the 37 weeks ended January 30, 1999 ("37 weeks of fiscal 1999"), the 15 weeks ended May 18, 1998 ("15 weeks of fiscal 1999"), the 52 weeks ended January 31, 1998 ("fiscal 1998"), the 31 weeks ended February 1, 1997 ("fiscal 1997") and the 52 weeks ended June 29, 1996 ("fiscal 1996"). All significant intercompany accounts and transactions have been eliminated. On February 6, 1997, Dart Group Corporation ("Dart") indirectly acquired the 50% interest in Shoppers that it did not already own (the "Shoppers Acquisition") and the Company became a wholly owned indirect subsidiary of Dart (see Note 2). On May 18, 1998, a wholly-owned subsidiary of Richfood Holdings, Inc. ("Richfood") acquired all the outstanding shares of Dart (the "Dart Acquisition") and as a result, Richfood indirectly owns 100% of the outstanding common stock of Shoppers (see Note 2). The Company is engaged in the business of operating discount grocery stores in Maryland and Virginia.

Fiscal Year

In connection with the Shoppers Acquisition, the Company changed its fiscal year end to the Saturday closest to January 31. Prior to that, the Company's fiscal years ended on the Saturday closest to June 30.

Use of Estimates in Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash Equivalents and Marketable Debt Securities

The Company considers all highly liquid temporary cash investments with initial maturities of three months or less to be cash equivalents. At January 30, 1999, short-term investments of approximately $2.1 million were invested in money market funds. At January 31, 1998, the Company owned marketable debt securities with a fair value of $522,000, which approximated the cost of such securities.

Inventories

The Company's inventories are priced at the lower of cost or market. For substantially all inventories, cost is determined using the last-in, first-out ("LIFO") method. If replacement cost, which approximates the first-in, first-out method ("FIFO"), had been used, inventories would have been greater by approximately $4,743,000 as of January 31, 1998. At January 30, 1999, the LIFO value of inventories approximated their replacement cost. Net income would have

                         SHOPPERS FOOD WAREHOUSE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

been higher by approximately $200,000, $368,000, $530,000, and $905,000 for the
15 weeks ended May 18, 1998, fiscal 1998, fiscal 1997, and fiscal 1996, respectively, if inventory had been priced on a FIFO basis.

Accounts Receivable

Accounts receivable include amounts due from vendors for coupons remitted, cooperative advertising and merchandise rebates.

Property and Equipment

Property and equipment are stated at cost. In connection with the Shoppers Acquisition, the Company adopted Dart's method of depreciating property and equipment on a straight line basis. Property and equipment is depreciated over the estimated useful life of the assets, generally five to ten years. Property and equipment includes $8.0 million of assets under a capital lease, less the related accumulated amortization of $476,000 at January 30, 1999. Depreciation and amortization expense relating to property and equipment, including assets under capital lease, was approximately $3.7 million, $2.1 million, $5.0 million, $4.6 million, and $8.9 million during the 37 weeks of fiscal 1999, the 15 weeks of fiscal 1999, fiscal 1998, fiscal 1997 and fiscal 1996, respectively. Prior to the Shoppers Acquisition, the Company depreciated property and equipment using accelerated methods over the estimated useful lives of the assets, generally five to seven years. The following pro forma information gives effect to the change in depreciation method assuming the depreciation method was applied retroactively.

                                                     February 1,    June 29,
                                                        1997          1996
                                                      --------      --------
(in thousands, except for per share data)            (31 weeks)    (52 weeks)
Pro forma amounts:
  Net income                                             $10,186     $18,413
  Earnings per common share (basic and dilutive)         $305.58     $522.39

Historical amounts:
  Net income                                             $10,455     $18,703
  Earnings per common share (basic and dilutive)         $313.65     $561.09

Insurance

The Company maintains general liability and workers' compensation insurance with self-insured deductibles and maintains health coverage liabilities on a self-funded basis. An estimate of the obligation for self-insured claims is accrued annually and adjusted periodically based on historical data and management's expectations regarding obligations for reported claims. Expenses arising from claims are accrued as claims become subject to estimation. Self-insurance liabilities are based on claims filed plus an additional amount for incurred but not reported claims. These liabilities are not discounted.

                         SHOPPERS FOOD WAREHOUSE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Income Taxes

The Company provides a deferred tax expense or benefit equal to the change in the net deferred taxes during the period. Deferred income taxes represent the future net tax effects resulting from temporary differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to be recovered or settled.

Lease Rights

Favorable lease rights are amortized over the term of the leases using the straight-line method.

Store Opening and Closing Costs

All costs of a noncapital nature incurred in opening a new store are charged to expense as incurred. The Company opened one new store, three new stores and one new store during the 37 weeks of fiscal 1999, fiscal 1998 and fiscal 1996, respectively. No stores were opened during fiscal 1997.

The costs associated with store closings are charged to selling and administrative expense when management makes the decision to close a store. Such costs consist primarily of lease payments and other costs, net of estimated sublease income.

Deferred Income

The Company has entered into various agreements with vendors and suppliers that provide for the payment of cash or the receipt of merchandise at the beginning or during the contract period. These amounts are deferred and amortized over the expected lives of the contracts.

Long Lived Assets

The Company evaluates the recoverability of long-lived assets to be held and used, and goodwill for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. An evaluation is made periodically and is based on such factors as the occurrence of a significant change in the environment in which the business operates or if the expected future undiscounted net cash flows would become less than the carrying amount of the asset. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an adjustment to fair value is
required.   The Company has determined that as of January 30, 1999, there has been no impairment in the carrying value of long-lived assets.

                         SHOPPERS FOOD WAREHOUSE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Concentration of Credit Risk

The Company's assets that are exposed to credit risk consist primarily of cash and equivalents, short-term investments, and accounts receivable. The Company maintains cash and equivalents with major banks in its marketplace. The Company performs periodic evaluations of the relative credit standing of the financial institutions with which it does business. The Company's short-term investments are invested in money market funds. The Company's accounts receivable balance results primarily from the amounts due from its vendors for various promotional programs. The Company periodically reviews the collectibility of its accounts receivable balance and provides for estimated uncollectible accounts.

Fair Value of Financial Instruments

At January 30, 1999 and January 31, 1998, the carrying amount of financial instruments included in current assets and current liabilities approximates fair value due to the short maturity of those instruments.

The fair value for the Company's fixed rate Senior Notes (see Note 3) is based on quoted market prices. The fair value of the Company's Senior outstanding Notes on January 30, 1999 was approximately $211.3 million. The fair value of Notes Receivable from Dart (see Note 7) approximates the carrying value.

Earnings Per Share

Earnings per common share is based on the weighted average number of common shares and common share equivalents outstanding during the periods presented. The Company has no dilutive securities therefore earnings per common share represents both basic and diluted earnings per share.

Reclassifications

Certain amounts in prior year financial statements have been reclassified to conform with current year presentation.

NOTE 2 - ACQUISITIONS

Dart Acquisition

On May 18, 1998, a wholly-owned subsidiary of Richfood acquired all of the outstanding shares of Dart, which indirectly owns 100% of the outstanding common stock of the Company, for $160 per share, net to the seller in cash, or approximately $201 million. In connection with the Dart Acquisition, Richfood caused its subsidiary to merge with and into Dart in a transaction in which Dart became a wholly-owned subsidiary of Richfood. As a result of the Dart Acquisition, Richfood indirectly owns 100% of the outstanding common stock of Shoppers.

Richfood has accounted for the Dart Acquisition using the purchase method of accounting, and accordingly, a new accounting basis began as of May 18, 1998 and the assets and liabilities of Shoppers were restated to reflect their estimated

                         SHOPPERS FOOD WAREHOUSE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

fair market values as of that date. Fiscal 1999 includes the results of operations for 37 weeks under this new basis of accounting. The excess of the Dart Acquisition purchase price allocated to Shoppers over net assets of Shoppers acquired (goodwill) has been pushed-down to the Company. This goodwill of approximately $317.2 million is based on a preliminary allocation of the purchase price and is being amortized on a straight line basis over 40 years.

Pro forma operating results for the 52 week periods ended January 30, 1999 and January 31, 1998 reflect the Dart Acquisition as if it had occurred on February 2, 1997. The following unaudited pro forma results of the Company reflect the push down of acquisition entries, including, but not limited to, additional amortization of goodwill, amortization of the fair market adjustment of the Senior Notes (see Note 3 - Long-Term Debt) and reversal of amortization of the acquisition costs associated with the Shoppers Acquisition (in thousands, except per share data).

                                            Pro Forma             Pro Forma
                                          52 Weeks Ended        52 Weeks Ended
                                         January 30, 1999      January 31, 1998
                                         ----------------      ----------------

Sales                                       $ 885,559             $ 855,769
Income before extraordinary item
  and cumulative effect of accounting
  change                                        6,504                 5,300
Net income                                      6,504                 3,903

Per Share Data (basic and dilutive):
  Income before extraordinary item
    and cumulative effect of accounting
    change                                  $  195.12             $  159.00
  Net income                                $  195.12             $  117.09

Richfood is operating Shoppers as a distinct unit within its retail division and has indicated that it does not presently plan to make any material changes to Shoppers' strategic focus or operational format.

Shoppers Acquisition

On February 6, 1997, Dart indirectly acquired the 50% interest in Shoppers that it did not already own for $210 million and Shoppers became a wholly owned
indirect subsidiary of Dart.   The Shoppers Acquisition was recorded using the
purchase method of accounting and Dart's interest in Shoppers was pushed down into the accompanying financial statements. The purchase price was allocated to the assets and liabilities of Shoppers and the excess purchase price over the net assets acquired of $148.8 million was allocated to goodwill, which was amortized over 40 years. In conjunction with the Shoppers Acquisition, the Company adopted Dart's method of depreciating property and equipment on a straight-line basis. Prior to the Shoppers Acquisition, the Company used accelerated depreciation methods.

                         SHOPPERS FOOD WAREHOUSE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - LONG-TERM DEBT

Senior Notes

In June 1997, the Company issued $200.0 million aggregate principal amount of 9 3/4% Senior Notes due 2004 (the "Senior Notes"). The net proceeds from the Senior Notes was $193.5 million (after fees and expenses of approximately $6.5 million) of which $143.5 million was used to repay acquisition debt incurred by Dart in connection with Shopper Acquisition and $50.0 million (the "Restricted Proceeds") was paid to Dart in the form of a $40.0 million dividend and a $10.0 million loan for settlements with certain Dart shareholders.

The early extinguishment of Shoppers Acquisition debt resulted in the write-off of unamortized deferred financing costs of $5.3 million, which has been presented in the consolidated statement of operations as an extraordinary loss, net of the related tax benefit of $2.2 million.

Interest on the Senior Notes is accrued from the date of issuance and is payable semi-annually in arrears on each June 15 and December 15. The Senior Notes are effectively subordinated in right of payment to all secured indebtedness of the Company and contain certain restrictive covenants including, (i) limitation on restricted payments, (ii) limitation on indebtedness, (iii) limitation on investments, loans and advances, (iv) limitation on liens, (v) limitation on transactions with affiliates, (vi) restriction on mergers, consolidations and transfers of assets, (vii) limitation on lines of business, (viii) limitations on asset sales and (ix) limitation on issuance and sale of capital stock of subsidiaries. The amount of dividend payments that the Company can make to Dart is also subject to certain restrictions.

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

                         SHOPPERS FOOD WAREHOUSE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - INCOME TAXES

The provision for income taxes before extraordinary items and cumulative effect of accounting change is comprised of the following (in thousands):

                   Post-Dart         Post-Shoppers
                  Acquisition          Acquisition
                  -----------    ------------------------
                   January 30,     May 18,    January 31,   February 1, June 29,
                      1999           1998        1998          1997       1996
                   ----------     ----------  ----------    ----------  ---------
                   (37 Weeks)    (15 Weeks)   (52 Weeks)    (31 Weeks) (52 Weeks)
Current income
  tax provision:
  Federal          $  8,562      $  1,070     $  4,068      $  7,412   $  9,493
  State               1,180            37          207           532        681
Deferred income
  tax provision
  (benefit)
  Federal            (1,895)         (222)         526        (1,564)       288
  State                (342)            5          -             -          -
                   --------      --------     --------      --------   --------
                   $  7,505      $    890     $  4,801      $  6,380   $ 10,462
                   ========      ========     ========      ========   ========

This effective income tax rate is reconciled to the Federal statutory rate as follows:

                   Post-Dart      Post-Shoppers
                  Acquisition       Acquisition
                  -----------   ------------------------
                  January 30,     May 18,    January 31,   February 1, June 29,
                     1999          1998         1998          1997       1996
                  ----------    ----------  -----------    ----------  ---------
                  (37 Weeks)    (15 Weeks)  (52 Weeks)     (31 Weeks) (52 Weeks)
Federal stat-
  utory rate         35.0%         35.0%       35.0%          35.0%      35.0%
Increase in taxes
  resulting from:
  State income
    taxes, net of
    Federal income
    tax benefit       4.1           1.3         0.9            2.0        2.0
  Amortization of
    Goodwill         16.9           6.4        12.8             -          -
  Other                -             -         (0.2)           0.9       (1.1)
                  --------      --------    --------       --------   -------
  Effective tax
    rate             56.0 %        42.7 %      48.5 %         37.9 %     35.9 %
                  ========      ========    ========       ========   ========

As a result of the Dart Acquisition and the Shoppers Acquisition, certain differences have arisen between the book and tax basis of various assets and liabilities of the Company (see Note 2) and are reflected in the table that follows. Temporary differences that give rise to the deferred tax assets and liabilities on a consolidated basis are as follows (in thousands):

                         SHOPPERS FOOD WAREHOUSE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                  Post-Dart   Post-Shoppers
                                                 Acquisition   Acquisition
                                                  January 30,  January 31,
                                                     1999         1998
                                                  ----------   ----------
Deferred tax assets:
  Reserves for store closings and other            $    492     $    210
  Deferred Rent                                         272          379
  Capital Lease                                       2,442          583
  Employee Benefits                                   4,240        3,547
  Deferred Income                                       854          306
  Other                                                 744          561
                                                   --------     --------
                                                   $  9,044     $  5,586
                                                   ========     ========
Deferred tax liabilities:
  Depreciation                                     $  2,492     $  1,436
  Lease Rights                                        5,691        4,329
  Inventory                                             934          -
  Purchase accounting asset
    basis adjustments                                 9,327        5,192
                                                   --------     --------
                                                   $ 18,444     $ 10,957
                                                   ========     ========
Net deferred tax
   liability                                       $ (9,400)    $ (5,371)
                                                   ========     ========

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company believes that no valuation allowance is necessary due to its history of profitable operations.

Tax Sharing Agreement with Dart

In February 1997, Dart and the Company entered into a tax sharing agreement whereby the federal and certain state and local income tax returns of the Company would be consolidated in the federal income tax returns to be filed by Dart. This tax sharing arrangement was intended to allow Dart to utilize its net operating loss carryforwards. The Company's consolidated financial statements provide income taxes on a separate Company basis. As a result of the Dart Acquisition, the Company's federal and certain state income tax returns are consolidated with Richfood's tax returns.

NOTE 5 - LEASE COMMITMENTS

The Company leases retail store space under noncancelable lease agreements ranging from 1 to 20 years. Renewal options are available on the majority of the leases for one or more periods of five years each. Most leases require the payment of taxes and maintenance costs, and some leases provide for additional rentals based on sales in excess of specified minimums. All store leases have stated periodic rental increases. The increases are amortized over the lives of the leases. Rent expense includes approximately $712,000, $294,000, $991,000, $281,000, and $687,000 of amortized rental increases for the 37 weeks of fiscal 1999, the 15 weeks of fiscal 1999, fiscal 1998, fiscal 1997 and fiscal 1996, respectively.

                         SHOPPERS FOOD WAREHOUSE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Following is a schedule of annual future minimum payments under the capital lease for office space, assuming future annual increases of 3 percent, and noncancelable operating leases, which have initial or remaining terms in excess of one year at January 30, 1999 (in thousands):

                                        Capital       Operating
          Fiscal Year                    Lease         Leases
          -----------                 ------------   -----------
          2000                            $  1,397      $ 16,651
          2001                               1,439        16,357
          2002                               1,482        15,977
          2003                               1,527        15,601
          2004                               1,573        15,568
          2005-2018                         12,245       140,450
                                         ---------      --------
              Total                         19,663      $220,604
                                                        ========
          Imputed Interest                   6,423
                                         ---------
          Present value of net minimum
              lease payments                13,240
          Current maturities                   531
                                         ---------
          Long-term capital lease
            obligation                   $  12,709
                                         =========

Minimum capital lease and operating lease obligations have not been reduced by future minimum sublease rentals of $529,000 under noncancelable sublease agreements discussed below.

Rent expense for operating leases charged to operations is as follows (in thousands):

                   Post-Dart      Post-Shoppers
                  Acquisition       Acquisition
                  ----------- ------------------------
                  January 30,   May 18,   January 31,  February 1,  June 29,
                     1999        1998        1998         1997        1996
                  ----------  ----------  ----------   ----------  ----------
                  (37 Weeks)  (15 Weeks)  (52 Weeks)   (31 Weeks) (52 Weeks)
Minimum rentals    $ 11,605     $ 4,513    $ 14,088     $  7,288   $ 12,021
Contingent
  rentals             3,860       1,390       5,110        3,770      4,006
                   --------    --------    --------     --------   --------
  Total            $ 15,465    $  5,903    $ 19,198     $ 11,058   $ 16,027
                   ========    ========    ========     ========   ========

Related-Party Leases

For periods prior to February 1, 1998, the Company leased its office space and certain store locations from related parties. The following lease agreements were no longer related party for periods subsequent to January 31, 1998.

In July 1990, the Company entered into an agreement to lease an 86,000 square foot office building in Lanham, Maryland, from a private partnership (the "Partnership") which is owned by former stockholders of the Company (members of the Herman family) and former stockholders of Dart (members of the Haft family). The lease is for 20 years and it commenced December 10, 1990. The lease provides for yearly increasing rental payments, based upon the Consumer Price Index for the Washington D.C., metropolitan statistical area; however, the annual increases will not be more than 6 percent nor less than 3 percent. Rental

                         SHOPPERS FOOD WAREHOUSE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

payments for fiscal 1998, fiscal 1997, and fiscal 1996 were approximately $1.3 million, $0.7 million and $1.2 million respectively, and all remaining payments over the life of the lease aggregate approximately $19.6 million at January 30, 1999. The Company accounts for the lease as a capital lease and is included in the lease commitment table above. The lease requires the Company to pay for maintenance, utilities, insurance and taxes. The Partnership purchased the office building for approximately $8.7 million in July 1990.

During fiscal 1998, fiscal 1997, and fiscal 1996, the Company made rental payments of approximately $5.9 million, $3.6 million and $5.4 million, respectively, on store leases to partnerships related to former stockholders of Dart. As of January 31, 1998, the Company had ten store operating leases with partnerships related to the former stockholders of Dart.

Subleasing Agreements

The Company subleases space within one store for the sale of beer and wine to an entity affiliated with its officers. The Company received rental income of approximately $207,000, $40,000, $209,000, $58,000, and $155,000, during the 37 weeks of fiscal 1999, the 15 weeks of fiscal 1999, fiscal 1998, fiscal 1997, and fiscal 1996, respectively, from this entity, which is included in selling and administrative expenses.

As of January 30, 1999, there were three unaffiliated subtenants in the Lanham office building. The subtenants are leasing approximately 35,600 square feet. The subleases expire between September 1999 and September 2000. The Company received rental income of approximately $443,000, $194,000, $600,000, $321,000, and $551,000 during the 37 weeks of fiscal 1999, the 15 weeks of fiscal 1999, fiscal 1998, fiscal 1997 and fiscal 1996, respectively, from its subtenants.

NOTE 6 - EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company has a defined contribution 401(k) plan (the "401K Plan"), which is available to substantially all employees over the age of 21 who have completed one year of continuous service. Discretionary contributions are made by the Company in trust for the exclusive benefit of employees who participate in the 401K Plan. The Board of Directors authorized contributions of $400,000, $233,000, and $400,000 to the 401K Plan during fiscal 1998, fiscal 1997 and fiscal 1996, respectively. The Company has accrued $624,000 as of January 30, 1999 for fiscal 1999 contributions to be made to the 401K Plan. Amounts accrued for the contributions to be made to the 401K Plan are included in accrued salaries and benefits in the accompanying financial statements.

Multiemployer Plans

The Company makes contributions to multiemployer plans for its union employees as follows (in thousands):

                         SHOPPERS FOOD WAREHOUSE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 Post-Dart         Post-Shoppers
                Acquisition          Acquisition
                -----------  -------------------------
                January 30,     May 18,   January 31,  February 1,  June 29,
                   1999          1998        1998         1997        1996
                ----------    ----------  ----------   ---------   ---------
                (37 Weeks)    (15 Weeks)  (52 Weeks)   (31 Weeks) (52 Weeks)
Pension          $    633      $    238    $    842     $    440   $    838
Health and
  welfare           7,477         3,118      10,725        6,205     10,373
Legal                 406           143         487          282        466
                 --------      --------    --------     --------   --------
                 $  8,516      $  3,499    $ 12,054     $  6,927   $ 11,677
                 ========      ========    ========     ========   ========


NOTE 7 -  TRANSACTIONS WITH AFFILIATES

Transactions with Richfood

The January 30, 1999 Consolidated Balance Sheet includes $26.0 million due to affiliates, which consists primarily of $9.7 million for the payment of inventory purchases from subsidiaries of Richfood, approximately $8.4 million for income tax payments and $7.2 million due to Richfood for its purchase of $6.5 million in face amount of the Senior Notes on June 26, 1998. Inventory purchases from Richfood during the 37 weeks of fiscal 1999 were approximately $361.3 million.

Transactions with Dart

Dart charged the Company, on a monthly basis, for actual expenses which related directly to the Company's operations (primarily insurance and legal expenses). Substantially all such charges were supported by invoices from unrelated parties designating the Company as recipient of the related goods or services. Such charges were approximately $0.1 million, $0.4 million and $1.6 million during the 37 weeks of fiscal 1999, the 15 weeks of fiscal 1999, and fiscal 1998, respectively.

Dart Notes Receivable

In connection with the 1992 sale of the assets of Total Beverage Corp. by the Company to Dart, the Company received a note receivable from Dart of approximately $1.5 million. In May 1998, the Company realized $1.2 million representing full settlement of this note. As a result, the Company received approximately $0.7 million in excess of the recorded estimated realizable value of the note which was recognized in the Company's consolidated statement of operations during the 13 week period ended May 2, 1998.

On September 26, 1997, Shoppers loaned Dart $10.0 million from the Restricted Proceeds that Dart used to fund a portion of a settlement with certain members of the Haft family who were stockholders of Dart. The loan is in the form of a promissory note that bears interest at 9 3/4% per annum, compounded annually. Interest and principal are payable on June 15, 2004, however, Dart may make interest payments prior to that time.

                         SHOPPERS FOOD WAREHOUSE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On January 28, 1998, Shoppers loaned Dart an additional $25.0 million that Dart used to fund a portion of a settlement with Herbert H. Haft, who was a stockholder of Dart. The loan is in the form of a promissory note that bears interest at 9:% per annum, compounded annually. Interest and principal are payable on June 15, 2004, however, Dart may make interest payments prior to that time.

NOTE 8 - LITIGATION

In the ordinary course of business, Shoppers is a party to various legal actions that the Company believes are routine in nature and incidental to the operation of its business. The Company believes that the outcome of the proceedings to which Shoppers currently is a party will not have a material adverse effect upon Shoppers' business, financial condition or results of operations.

NOTE 9 - INTERIM FINANCIAL DATA (UNAUDITED)

Selected interim financial data for the fiscal years ended January 30, 1999 and January 31, 1998 are as follows:

                             (in thousands, except per share amounts)
THIRTEEN WEEK
                          ------------------------------------------------
PERIOD ENDED:             JANUARY 30,  OCTOBER 31,   AUGUST 1,     MAY 2,
                             1999         1998         1998 (1)     1998
                          ----------   ----------   ----------   ----------
Sales                      $226,603     $220,431     $224,527     $213,998
Gross Profit                 55,165       55,153       53,747       49,490
Net Income                    2,599        3,153          122        1,207
Net Income Per
 Share(basic and dilutive) $  77.97     $  94.59     $   3.66     $  36.21


THIRTEEN WEEK
                          -------------------------------------------------
PERIOD ENDED:             JANUARY 31,  NOVEMBER 1,   AUGUST 2,     MAY 3,
                             1998         1997         1997         1997
                          ----------   ----------   ----------   ----------
Sales                      $222,169     $214,076     $209,543     $209,981
Gross Profit                 51,668       48,369       48,714       50,446
Net Income (Loss)(2)            989         (846)      (1,345)       4,906
Net Income (Loss) Per
 Share (basic and
 dilutive) (2)             $  29.67     $ (25.38)    $ (40.35)    $ 147.18


(1) Includes two weeks results of operations prior to the Dart Acquisition and eleven weeks under the new basis of accounting established in connection with the Dart Acquisition (Note 2).

(2) Includes income of $1,729 ($51.87 per share), net of income taxes, during the 13 weeks ended May 3, 1997 for the cumulative effect of an accounting change and a loss of $3,126 ($93.78 per share), net of income taxes, during the 13 weeks ended July 2, 1997 for an extraordinary loss on early extinguishment of debt.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           Not required to be included in this Form 10-K in accordance with the instructions to Item 304 of Regulation S-K.

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant.

          Information omitted in accordance with General Instruction I(2)(c).

Item 11.  Executive Compensation.

          Information omitted in accordance with General Instruction I(2)(c).

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          Information omitted in accordance with General Instruction I(2)(c).


Item 13.  Certain Relationships and Related Transactions.

          Information omitted in accordance with General Instruction I(2)(c).

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)    Financial Statements

          See Item 8.

(a)(2)    Schedules

          All schedules are omitted because the required information is not applicable or it is presented in the consolidated financial statements or related notes or the required information is not material.

(a)(3)    Exhibits

    4.1   Indenture, dated June 26, 1997, by and among Shoppers Food Warehouse
          Corp., SFW Holding Corp. and Norwest Bank Minnesota, National
          Association (incorporated by reference to Exhibit 4.1 to Shoppers
          Food Warehouse Corp. Form S-4, Registration No. 333-32825, filed with the SEC August 5, 1997).

    4.2   Form of Shoppers Food Warehouse Corp. Global Security, dated June 26,
          1997 (incorporated  by reference to Exhibit 4.1 to Shoppers Food
          Warehouse Corp. Form S-4, Registration No. 333-32825, filed with the
          SEC on August 5, 1997).

   10.1 Employment Agreement, dated August 18, 1997, between William White and Shoppers Food Warehouse Corp. (incorporated by reference to
          Exhibit 10.2 to the Dart Group Corporation (No. 0-1946) Quarterly
          Report on Form 10-Q filed with the SEC on September 15, 1997).

   10.2   Promissory Notes, dated September 26, 1997 and January 28, 1998, from
          Dart Group Corporation to Shoppers Food Warehouse Corp. (incorporated by reference to Exhibit 10.3 to Shoppers Food Warehouse Corp. Annual
          Report on Form 10-K filed with the SEC on May 1, 1998).

   11.1   Statement re Computation of Per Share Net Income.

   27.1   Financial Data Schedule.

          Exhibit 10.1 is a management contract required to be filed as an exhibit hereto.

Item 14.  Exhibits, Financial Statement Schedules, and Reports  on Form 8-K

(b)       Reports on Form 8-K

          Shoppers Food Warehouse Corp. filed a Current Report on Form 8-K on February 12, 1999 reporting under Item 4 - Changes in Registrant's Certifying Accountant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   SHOPPERS FOOD WAREHOUSE CORP.


Date: April 30, 1999              By: /s/ William J. White
      -----------------------         --------------------------------
                                      William J. White
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 30, 1999                  /s/ John E. Stokely
      -----------------------         --------------------------------
                                      John E. Stokely
                                      Director and Chief Executive Officer


Date: April 30, 1999                  /s/ William J. White
      -----------------------         --------------------------------
                                      William J. White
                                      President


Date: April 30, 1999                  /s/ John C. Belknap
      -----------------------         --------------------------------
                                      John C. Belknap
                                      Director, Executive Vice President and
                                      Secretary


Date: April 30, 1999                  /s/ Edward A. Klig
      -----------------------         --------------------------------
                                      Edward A. Klig
                                      Vice President and Chief Financial
                                          Officer (Principal Accounting Officer)

                      SHOPPERS FOOD WAREHOUSE CORPORATION

                                 Exhibit Index


Exhibit

11.1             Statement re Computation of Per Share Net Income

27.1             Financial Data Schedule