Form 10-Q
period 1999-05-01
SHOPPERS FOOD WAREHOUSE CORP
filed 1999-06-15
CIK 1043065

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED May 1, 1999

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from __________ to _________


Commission file number 333-32825


                          SHOPPERS FOOD WAREHOUSE CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                    53-0231809
----------------------------------------------             ------------------
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

At June 15, 1999, the registrant had 23,333 shares of Class A Common Stock, non-voting, $5.00 par value per share, outstanding and 10,000 shares of Class B Common Stock, voting, $5.00 par value per share, outstanding. The common stock of Shoppers Food Warehouse Corp. is not publicly traded.

Item 1.  Financial Statements

The consolidated financial statements included herein have been prepared by Shoppers Food Warehouse Corp. ("Shoppers" or the "Company") without audit (except for the consolidated balance sheet as of January 30, 1999, which has been derived from the audited consolidated balance sheet as of that date) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although Shoppers believes that the disclosures are adequate to make the information presented not misleading.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Shoppers' Annual Report on Form 10-K for the fiscal year ended January 30, 1999.

                          SHOPPERS FOOD WAREHOUSE CORP.
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
            (dollars and shares in thousands, except per share data)

                                                      Thirteen Weeks Ended
                                                       May 1,      May 2,
                                                        1999        1998
                                                      ---------   --------
                                             (Post-Acquisition)|
Sales                                                 $220,069 |  $213,998
Cost of sales                                          164,985 |   164,508
                                                      --------     -------
    Gross profit                                        55,084 |    49,490
                                                               |
Selling and administrative expenses                     43,864 |    40,192
Depreciation and amortization                            3,903 |     2,864
                                                      --------    --------
    Operating income                                     7,317 |     6,434
                                                               |
Interest income                                            874 |     1,314
Interest expense                                         4,329 |     5,470
                                                      --------    --------
    Income before income taxes                           3,862 |     2,278
                                                               |
Provision for income taxes                               2,162 |     1,071
                                                      --------    --------
                                                               |
Net Income                                            $  1,700 |  $  1,207
                                                      ========    ========
                                                               |
Earnings per common share data (Basic and Diluted):            |
                                                               |
    Earnings per common share                         $  51.00 |  $  36.21
                                                      ========    ========
                                                               |
Weighted average common shares outstanding                  33 |        33
                                                      ========    ========




        The accompanying notes are an integral part of these statements.

                          SHOPPERS FOOD WAREHOUSE CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                    (Unaudited)  (Audited)
                                                       May 1,   January 30,
ASSETS                                                  1999        1999
                                                     ----------  -----------
Current Assets:
  Cash and cash equivalents                           $ 1,448     $  6,602
  Marketable debt securities                               45          -
  Accounts receivable, net of
    allowance of $1,007 and $500                        7,880       13,263
  Merchandise inventories                              30,189       31,477
  Deferred income taxes                                 3,166        3,432
  Prepaid expenses                                      2,553        1,612
                                                      -------     --------
    Total current assets                               45,281       56,386
                                                      -------     --------

Property and Equipment, at cost:
  Land and buildings                                    9,000        9,000
  Furniture, fixtures and equipment                    45,997       45,276
  Leasehold improvements                                2,453        2,388
                                                      -------     --------
                                                       57,450       56,664
  Accumulated depreciation and amortization             5,371        3,763
                                                      -------     --------
    Net property and equipment                         52,079       52,901
                                                      -------     --------

Goodwill, net of accumulated amortization of
   $7,853 and $5,809                                  309,331      311,371
Lease Rights                                           28,827       29,031
Note Receivable from Dart Group                        39,663       38,860
Other Assets                                              732        1,240
                                                      -------     --------

  Total assets                                       $475,913     $489,789
                                                     ========     ========



      The accompanying notes are an integral part of these balance sheets.

                          SHOPPERS FOOD WAREHOUSE CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                    (Unaudited)  (Audited)
                                                       May 1,   January 30,
LIABILITIES AND STOCKHOLDER'S EQUITY                    1999       1999
                                                     ---------  -----------
Current Liabilities:
  Accounts payable                                    $ 7,649     $ 12,283
  Accrued expenses
    Salaries and benefits                               4,581        5,401
    Taxes other than income                             2,152        2,525
    Interest                                            7,130        2,378
    Insurance                                           2,596        4,881
    Other                                               5,121        5,840
  Current portion of capital lease obligations            557          531
  Income taxes payable                                    800          800
  Due to affiliates                                    12,416       26,038
                                                      -------      -------
      Total current liabilities                        43,002       60,677
                                                      -------      -------

Senior Notes Due 2004                                 210,967      211,764
Capital Lease Obligations                              12,511       12,709
Deferred Income Taxes                                  16,349       12,832
Other Liabilities                                       6,404        6,827
                                                      -------      -------
    Total Liabilities                                 289,233      304,809
                                                      -------      -------

Commitments and Contingencies
Stockholder's Equity:
  Class A common stock, nonvoting, par value
    $5.00 per share, 25,000 shares authorized;
    23,333 1/3 shares issued and outstanding              117          117
  Class B common stock, voting, par value
    $5.00 per share, 25,000 shares authorized;
    10,000 shares issued and outstanding                   50           50
  Paid-in-capital                                     178,924      178,924
  Retained earnings                                     7,589        5,889
                                                      -------      -------
    Total stockholder's equity                        186,680      184,980
                                                      -------      -------
    Total liabilities and stockholders' equity       $475,913     $489,789
                                                     ========     ========



      The accompanying notes are an integral part of these balance sheets.

                          SHOPPERS FOOD WAREHOUSE CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (dollars in thousands)

                                                      Thirteen Weeks Ended
                                                       May 1,       May 2,
                                                        1999         1998
                                                     -----------  ----------
Cash Flows from Operating Activities:         (Post-Acquisition)|
                                               ----------------
  Net income                                          $   1,700 |  $  1,207
  Adjustments to reconcile net income to net                    |
    cash provided by (used in)                                  |
    operating activities:                                       |
    Depreciation and amortization                         3,852 |     2,864
    Amortization of fair market value adjustment           (797)|         -
    Amortization of deferred financing costs               -    |       248
    Increase in deferred rent liability                    -    |       252
    Increase (decrease) in deferred taxes                 3,783 |      (276)
  Change in assets and liabilities:                             |
    Accounts receivable                                   5,383 |      (529)
    Merchandise inventories                               1,288 |     2,173
    Due to affiliates                                   (13,622)|      (652)
    Prepaid expenses                                       (941)|       311
    Other assets                                           (295)|        97
    Prepaid income taxes                                     -  |       705
    Accounts payable                                     (4,634)|     1,009
    Accrued expenses                                     (4,197)|       229
    Accrued interest                                      4,752 |     4,005
    Other                                                  (423)|      (109)
                                                      ----------- ---------
      Net cash provided by (used in)                            |
          operating activities                        $  (4,151)| $  11,534
                                                      ----------- ---------
                                                                |
Cash Flows from Investing Activities:                           |
  Capital expenditures                                $    (786)| $  (2,650)
  Purchase of short-term investments                        (45)|    (2,090)
                                                      ----------- ----------
    Net cash used in investing activities             $    (831)| $  (4,740)
                                                      ----------- ----------
                                                                |
Cash Flows from Financing Activities:                           |
  Payments for acquisition and deferred financing               |
    costs                                             $      -  | $    (294)
  Principal payments under capital lease obligations       (172)|       (26)
                                                      ----------- ----------
    Net cash used in financing activities             $    (172)| $    (320)
                                                      ----------- ----------
                                                                |
Net increase (decrease)                                         |
  in cash and equivalents                                (5,154)|     6,474
Cash and equivalents, beginning of period                 6,602 |     4,027
                                                      ----------- ---------
Cash and equivalents, end of period                   $   1,448 | $  10,501
                                                      =========== =========
                                                                |
Supplemental Disclosure of Cash Flow Information:               |
  Cash paid for                                                 |
    Interest                                          $     282 | $     282
    Income taxes                                            325 |     1,242

        The accompanying notes are an integral part of these statements.

                          SHOPPERS FOOD WAREHOUSE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           May 1, 1999 and May 2, 1998
                           ---------------------------
                                   (Unaudited)
NOTE 1 - GENERAL

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

The accompanying consolidated financial statements as of May 1, 1999 and for the 13 weeks ended May 1, 1999, and May 2, 1998, of the Company has been prepared by the Company without an audit. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted from the accompanying consolidated financial statements.

In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position of the Company as of May 1, 1999, and the results of its operations for the 13 weeks ended May 1, 1999, and May 2, 1998. As a result of the Dart Acquisition (defined in Note 2) certain financial statement and related footnote amounts for periods prior to the Dart Acquisition are not comparable to corresponding amounts subsequent to the Dart Acquisition. In addition, the results of operations for the 13 weeks ended May 1, 1999, are not necessarily indicative of the results that may be achieved for the fiscal year ending January 29, 2000.

NOTE 2 - ACQUISITION

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

Richfood has accounted for the Dart Acquisition using the purchase method of accounting, and accordingly, a new accounting basis began as of the effective date. The assets and liabilities of Shoppers have been adjusted to reflect their estimated fair values as of the effective date of the Dart Acquisition. The excess of the Dart Acquisition purchase price over net assets acquired (goodwill) has been pushed-down to Shoppers. This goodwill of approximately $317 million is being amortized on a straight line basis over 40 years.

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

NOTE 4 - LITIGATION

In the ordinary course of business, Shoppers is a party to various legal actions that the Company believes are routine in nature and incidental to the operation of its business. The Company believes that the outcome of the proceedings to which Shoppers currently is a party will not have a material adverse effect upon Shoppers' business, financial condition or results of operations.

NOTE 5 - INCOME TAXES

The Company's effective income tax rate increased to 56.0% for the 13 weeks ended May 1, 1999, from 47.0% for the 13 weeks ended May 2, 1998. This increase is primarily attributable to an increase in nondeductible amortization associated with goodwill arising from the Dart Acquisition.

NOTE 6 - MERGER OF RICHFOOD

On June 9, 1999, Richfood announced that it had entered into an Agreement and Plan of Merger (the "Agreement"), dated as of June 9, 1999, among SUPERVALU INC., a Delaware corporation ("SUPERVALU"), Winter Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of SUPERVALU ("Acquisition"), and Richfood. Under the terms of the Agreement, Richfood will be merged with and into Acquisition (the "Merger") with Acquisition being the surviving corporation. The transaction is subject to regulatory approval and the approval by Richfood's shareholders, as well as other customary conditions, and is expected to be consummated prior to the end of calendar 1999. Following the consummation of the Merger, the Company will become an indirect, wholly-owned subsidiary of SUPERVALU.

NOTE 7 - TRANSACTIONS WITH AFFILIATES

Transactions with Richfood
--------------------------

The May 1, 1999 Consolidated Balance Sheet includes $12.4 million due to affiliates. This amount consists primarily of amounts due for income taxes, inventory purchases, and general and administrative expenses.

Transactions with Dart
----------------------

On September 26, 1997, Shoppers loaned Dart $25.0 million that Dart used to fund a portion of the settlement with certain members of the Haft family who were stockholders of Dart. On January 28, 1998, Shoppers loaned Dart an additional $25.0 million used to fund a settlement with Herbert H. Haft, who was a stockholder of Dart. Both of the loans are in the form of promissory notes that bear interest at 9 3/4% per annum, compounded annually. Interest and principal are payable on June 15, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Outlook
-------

Except for historical information, statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially due to a variety of factors, including the Company's ability to open new stores and the effect of regional economic conditions. Shoppers undertakes no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements that may be made to reflect future events or circumstances, other than through its regular quarterly and annual reports filed with the SEC.

Richfood operates Shoppers as a distinct unit within its retail division and does not presently plan to make any material changes to Shoppers' strategic focus or operational format.

On June 9, 1999, Richfood announced that it had entered into an Agreement and Plan of Merger (the "Agreement"), dated as of June 9, 1999, among SUPERVALU INC., a Delaware corporation ("SUPERVALU"), Winter Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of SUPERVALU ("Acquisition"), and Richfood. Under the terms of the Agreement, Richfood will be merged with and into Acquisition (the "Merger") with Acquisition being the surviving corporation. The transaction is subject to regulatory approval and the approval by Richfood's shareholders, as well as other customary conditions, and is expected to be consummated prior to the end of calendar 1999. Following the consummation of the Merger, the Company will become an indirect, wholly-owned subsidiary of SUPERVALU.

Results of Operations
---------------------

13 Weeks Ended May 1, 1999 Compared with the 13 Weeks
-----------------------------------------------------
Ended May 2, 1998 (unaudited)
-----------------------------

Sales increased by $6.1 million (2.8%), from $214.0 million during the 13 weeks ended May 2, 1998, to $220.1 million during the 13 weeks ended May 1, 1999. The sales increase was primarily due to one new store opened in July 1998 and the maturation of stores that opened in 1997, offset, in part, by the closure of one store in the thirteen week period ended May 1, 1999. Comparable store sales decreased 1.2 % during the 13 weeks ended May 1, 1999. The decrease in comparable store sales was primarily due to the new stores drawing customers from existing Shoppers stores and competitive market conditions.

Gross profit increased by $5.6 million (11.3%), from $49.5 million during the 13 weeks ended May 2, 1998, to $55.1 million during the 13 weeks ended May 1, 1999. Gross profit, as a percentage of sales, increased to 25.0% during the 13 weeks ended May 1, 1999, from 23.1% during the 13 weeks ended May 2, 1998. The increase was primarily due to a pro-active pricing strategy on selected items, a reduction of the number of items offered on special discount, and higher allowance income achieved through increased vendor participation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selling and administrative expenses increased by approximately $3.7 million (9.2%), from $40.2 million during the 13 weeks ended May 2, 1998, to $43.9 million during the 13 weeks ended May 1, 1999. Selling and administrative expenses, as a percentage of sales, increased from 18.8% during the 13 weeks ended May 2, 1998, to 19.9 % during the 13 weeks ended May 1, 1999. The increase was primarily attributable to increased payroll costs associated with negotiated union rates and to expenses associated with a new store that opened in July 1998.

Depreciation and amortization increased by $1.0 million from $2.9 million during the 13 weeks ended May 2, 1998, to $3.9 million during the 13 weeks ended May 1, 1999. The increase was primarily due to additional amortization of acquisition related goodwill, and to additional depreciation and amortization of fixed assets purchased for the new store opening.

Operating income was $7.3 million for the 13 weeks ended May 1, 1999 compared to $6.4 million during the same period in the prior year. The increase was primarily due to increased gross profit, and partially offset by increased selling and administrative expenses.

Interest income decreased $0.4 million during the 13 weeks ended May 1, 1999, compared to the 13 weeks ended May 2, 1998, primarily due to a reduction in the amount of cash available for investment purposes.

Interest expense decreased approximately $1.1 million from $5.5 million during the 13 weeks ended May 2, 1998, to $4.4 million during the 13 weeks ended May 1, 1999, primarily as a result of the increased amortization associated with the write-up of the Company's Senior Notes, due 2004, in connection with the Dart Acquisition.

The effective income tax rate for the 13 weeks ended May 1, 1999, was 56.0% compared to 47.0% for the 13 weeks ended May 2, 1998. The increase is primarily attributable to nondeductible amortization of acquisition related goodwill.

Net income increased by $0.5 million, from $ 1.2 million during the 13 weeks ended May 2, 1998, to $1.7 million during the 13 weeks ended May 1, 1999. The increase was primarily attributable to increased gross margins and decreased interest expense, and was offset, in part, by increased selling and general administrative expenses and income tax expense.


Liquidity and Capital Resources
-------------------------------

The Company's principal source of liquidity is expected to be cash flow from operations. It is anticipated that Shoppers' principal uses of liquidity will be to provide working capital, finance capital expenditures and meet debt service requirements.

During the thirteen weeks ended May 1, 1999, operating activities used net cash of $4.2 million, compared to generating net cash of $11.5 million during the thirteen weeks ended May 2, 1998. The decrease was primarily due to cash

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

generated from operating activities for the thirteen weeks ended May 1, 1999 that was used to fund amounts due to an affiliate. The balance due to affiliate was $12.4 million at May 1, 1999, compared to $26.0 million at January 30, 1999.

For the 13 weeks ended May 1, 1999, investing activities used approximately $0.8 million of Shoppers' funds for capital expenditures. For the thirteen weeks ended May 2, 1998, investing activities used approximately $2.7 million of Shoppers' funds for capital expenditures and $2.1 million for the purchase of short-term investments. Shoppers estimates that it will make total capital expenditures of approximately $22.5 million during the 52 weeks ending January 29, 2000.

Financing activities used $0.2 million of the Company's funds during the 13 weeks ended May 1, 1999 compared to $0.3 million during the 13 weeks ended May 2, 1998.

The Company believes that cash flows from Shoppers' operations will be adequate to meet its anticipated requirements for working capital, debt service and capital expenditures over the next few years.

Year 2000 Compliance
--------------------

References herein to Richfood are based on information provided by Richfood to the Company.

The "Year 2000" issue is the result of computer systems and software programs using only two digits rather than four to define a year. As a result, computer systems that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Unless remedied, the Year 2000 issue could result in system failures, miscalculations, and the inability to process necessary transactions or engage in similar normal business activities. In addition to computer systems and software, any equipment using embedded chips, such as switch gear, controllers and telephone exchanges, could also be at risk.

As a result of the Dart Acquisition, the Company's computer systems and software programs are being incorporated into Richfood's. Richfood has developed, and has begun implementing, a strategic, long-term information technology plan (the "Strategic Plan") to upgrade its core application systems. Concurrently, Richfood has developed and is implementing a plan (the "Y2K Plan") to ensure that its information systems are Year 2000 compliant. The Y2K Plan focuses on the following three major areas:

         o        Information technology systems ("IT").

         o        Embedded technology and other systems ("Non-IT").

         o        Key third party relationships.

Based on the Strategic Plan and assessments conducted as part of the Y2K Plan, Richfood determined that it would be necessary to modify or replace portions of its software and certain hardware systems so that such systems will properly recognize dates beyond December 31, 1999. Richfood presently believes that with

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

the modification or replacement of existing software and certain hardware systems, the Year 2000 issue can be significantly mitigated. However, if such modifications and replacements are not made, or are not completed in a timely manner, the Year 2000 issue could have a material adverse effect on the financial condition or results of operations of the Company.

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

The assessment phase has been completed with respect to IT and Non-IT systems that Richfood believes could be adversely affected by the Year 2000 issue. The assessment indicated that many of the Company's significant information systems could be adversely affected, particularly the general ledger, human resources, payroll, and point of sale systems. Non-IT systems, including telephones, loss-prevention and food production systems, are also being validated; however, the Company believes that non-compliance of the Non-IT systems does not pose a significant risk to the Company's financial condition or results of operations.

With respect to IT systems, the remediation/testing phase is approximately 88% complete, with an expected completion date of September 1999, and the implementation phase is expected to continue until October 1999. Certain point of sale software systems and all time and attendance systems will be upgraded or replaced during 1999. Additionally, human resources, payroll and general ledger system software upgrades are expected to be completed by August 1999.

The majority of the Company's Non-IT systems are currently Year 2000 compliant; however, certain systems, which include telephones, will need to be upgraded or replaced. The Non-IT systems remediation/testing phase is approximately 77% complete and full implementation is expected by July 1999.

Richfood's evaluation of the Year 2000 readiness of the Company's material suppliers (Richfood is the Company's primary supplier), customers and other third parties, has not identified any class of third party providers that could materially impact the Company's results of operations in the event of their failure to become Year 2000 compliant. However, there can be no assurance that the failure of any unrelated third parties to become Year 2000 compliant in a timely manner would not result in a material adverse effect on the Company's results of operations or financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total costs associated with the Company's Year 2000 remediation are expected to be approximately $3.4 million. Of this amount, approximately $3.0 million has, or is expected to be capitalized, in accordance with GAAP, with approximately $650,000 capitalized to date, and the Company expects to pay the majority of the remaining costs over the next five months. All expenditures by the Company related to the Y2K Plan will be funded by cash flow from operations and are not expected to impact other operating or investment plans. No material information technology projects have been deferred as a result of the implementation of the Y2K Plan.

The aforementioned costs of the Y2K Plan and the completion dates are based on management's best estimates, which were derived from assumptions of future events, including the availability of resources, key third party modification plans and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could vary due to uncertainties.

Although the Y2K Plan is expected to be adequate to address the Company's Year 2000 concerns, the Company could experience a material adverse effect on its results of operations or financial condition if its Year 2000 compliance schedule is not met, if the costs to remediate the Company's Year 2000 issues significantly exceed current estimates or if material suppliers, customers and other businesses encounter serious problems in their Year 2000 remediation efforts. Therefore, Richfood and the Company are in the process of developing plans to address such contingencies, with a focus on mission critical systems. The Company and Richfood expect to complete contingency plans in September 1999 and expect that such plans may include provisions relating to, among other things, manual workarounds and adjusting staffing strategies, and will describe the communications, operations and IT activities that will be utilized if the contingency plans must be executed.

Richfood's Year 2000 efforts are ongoing and the Y2K Plan will continue to evolve as new information becomes available. The failure to correct a material Year 2000 issue could result in an interruption in certain normal business activities and operations. Due to the general uncertainty inherent in the Year 2000 issue, resulting in part from the uncertainty of the Year 2000 readiness of third parties upon whom Richfood and the Company rely, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material adverse effect on the Company's financial condition or results of operations. However, the Company believes that, with the implementation of the Y2K Plan as scheduled, the possibility of significant interruptions of normal operations should be reduced.

Item 2A. Quantitative and Qualitative Disclosures about Market Risk

The registrant's market risk exposure is not material. Interest on both the Company's notes receivable and Senior Notes are at fixed rates. The Company does not have any other financial instruments that result in material exposure to interest rate risk.

                                     PART II


Item 6.  Exhibits and Reports on Form 8-K

(A)  Exhibit

         27.1       Financial Data Schedule

(B)  Reports on Form 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        SHOPPERS FOOD WAREHOUSE CORP.



Date:  June 15, 1999               By:  JOHN C. BELKNAP
       ----------------------           --------------------------
                                        JOHN C. BELKNAP
                                        Executive Vice President
                                          And Secretary




Date:  June 15, 1999               By:  DAVID W. HOOVER
       ----------------------           --------------------------------
                                        DAVID W. HOOVER
                                        Vice President