Form 10-Q
period 1999-10-30
SHOPPERS FOOD WAREHOUSE CORP
filed 1999-12-14
CIK 1043065

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

    (Mark One)

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 30, 1999.

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _________________ to ___________________

    Commission file number 333-32825


                         SHOPPERS FOOD WAREHOUSE CORP.
             (Exact name of registrant as specified in its charter)

              Delaware                               53-0231809
              --------                               ----------
    (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)              Identification No.)

          4600 Forbes Blvd., Lanham, Maryland,           20706
          -------------------------------------         --------
         (Address of principal executive office)       (Zip Code)

                                  (301) 306-9600
                                 -----------------
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
    such filing requirements for the past 90 days.    Yes    X    No ________
                                                           -----

    At December 14, 1999, the registrant had 23,333 shares of Class A Common Stock, non-voting, $5.00 par value per share, outstanding and 10,000 shares of Class B Common Stock, voting, $5.00 par value per share, outstanding. The common stock of Shoppers Food Warehouse Corp. is not publicly traded.

    The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                        Part I - Financial Information

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

                         SHOPPERS FOOD WAREHOUSE CORP.
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                     (In thousands, except per share data)


                                                Thirteen Weeks Ended                   Thirty-nine Weeks Ended
                                        ------------------------------------   --------------------------------------
                                           October 30,         October 31,        October 30,        October 31,
                                               1999               1998               1999               1998
                                        ---------------   ------------------  -----------------   -------------------
Sales                                           $215,815           $220,431           $655,668           $658,956
Cost of sales                                    162,018            165,278            491,287            500,566
                                            ------------     --------------       ------------        -----------
  Gross profit                                    53,797             55,153            164,381            158,390

Selling and administrative expenses               43,605             42,711            131,504            127,627
Depreciation and amortization                      3,618              3,200             11,341              9,900
                                            ------------     --------------       -------------       -----------

  Operating income                                 6,574              9,242             21,536             20,863

Interest
     Interest income                               1,186                949              2,912              3,235
     Interest expense                              3,944              4,113             12,602             14,279
                                            ------------     --------------       ------------        -----------
      Net interest expense                         2,758              3,164              9,690             11,044

Earnings before income taxes                       3,816              6,078             11,846              9,819

Provision for income taxes                         2,215              2,925              6,630              5,337
                                            ------------     --------------       ------------        -----------
    Net earnings                                $  1,601           $  3,153           $  5,216           $  4,482
                                            ============     ==============       ============        ===========

Net earnings per common share
 (basic and dilutive):

Net earnings per common share                   $  48.03           $  94.59           $ 156.48           $ 134.46
                                           =============     ==============       ============        ===========

Weighted average common shares
  outstanding                                         33                 33                 33                 33
                                           -------------     --------------       ------------        -----------

        The accompanying notes are an integral part of these statements.

                         SHOPPERS FOOD WAREHOUSE CORP.
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                               October 31,         January 30,
                                                                                   1999               1999
                                                                              -------------       ------------
                                                                               (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                       $  4,184            $  6,602
   Accounts receivable, net                                                           7,721              13,263
   Merchandise inventories                                                           36,256              31,477
   Other current assets                                                               8,033               5,044
                                                                                   --------            --------
     Total current assets                                                            56,194              56,386

Property, plant and equipment, net                                                   59,508              52,901
Goodwill, net                                                                       308,030             311,371
Lease rights                                                                         28,231              29,031
Note receivable and other assets                                                     42,419              40,100
                                                                                   --------            --------
   Total assets                                                                    $494,382            $489,789
                                                                                   ========            ========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                                $ 15,599            $ 12,283
   Accrued payroll and benefits                                                       4,865               5,401
   Due to affiliates                                                                 45,433              26,038
   Accrued interest                                                                   7,175               2,378
   Other accrued expenses                                                            13,063              14,577
                                                                                   --------            --------
        Total current liabilities                                                    86,135              60,677

Senior notes due 2004                                                               182,592             211,764
Capital lease obligations                                                            12,182              12,709
Deferred income taxes                                                                16,824              12,832
Other liabilities                                                                     6,453               6,827

Stockholders' equity:
   Class A common stock, nonvoting, par value $5 per share, 25,000
     shares authorized; 23,333 1/3 shares issued and outstanding.                       117                 117
   Class B common stock, voting, par value $5 per share, 25,000 shares
     Authorized; 10,000 shares issued and outstanding.                                   50                  50
   Additional paid-in capital                                                       178,924             178,924
   Retained earnings                                                                 11,105               5,889
                                                                                   --------            --------
     Total stockholders' equity                                                     190,196             184,980
                                                                                   --------            --------
     Total liabilities and stockholders' equity                                    $494,382            $489,789
                                                                                   ========            ========

     The accompanying notes are an integral part of these balance sheets.

                         SHOPPERS FOOD WAREHOUSE CORP.
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                (In thousands)

                                                                               Thirty-nine weeks ended
                                                                       --------------------------------------
                                                                          October 30,           October 31,
                                                                              1999                  1998
                                                                        -------------          --------------
Cash Flows from Operating Activities:
   Net earnings                                                             $  5,216              $  4,482
   Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization                                            11,341                 9,900
     Amortization of deferred financing costs                                      -                   763
     Amortization of bond premium                                             (2,515)               (1,608)
     Increase in deferred rent liability                                           -                   706
     Changes in assets and liabilities:
      Accounts receivable                                                      5,542                (4,203)
      Merchandise inventories                                                 (4,779)                3,608
      Other assets                                                            (5,251)                1,158
      Accounts payable                                                         3,316               (11,599)
      Due to affiliates                                                       19,395                (3,626)
      Accrued expenses                                                          (104)                7,655
      Deferred income and income taxes                                         4,758                  (654)
                                                                         -----------            ----------
       Net cash provided by operating activities                              36,919                 6,582
                                                                         -----------            ----------
Cash Flows from Investing Activities:
   Capital expenditures                                                      (12,219)               (5,604)
   Purchase of short-term investments                                              -                (3,604)
   Sales/maturities of short-term investments                                      -                 4,121
   Purchase of bonds and bond premium                                        (26,657)                    -
                                                                         -----------            ----------
   Net cash used in investing activities                                     (38,876)               (5,087)

Cash Flows from Financing Activities:
   Payments for acquisition and deferred financing costs                           -                  (294)
   Principal payments under capital lease obligations                           (461)                 (261)
                                                                         -----------            ----------
   Net cash used in financing activities                                        (461)                 (555)

   Net increase (decrease) in cash and cash equivalents                       (2,418)                  940
Cash and cash equivalents at beginning of period                               6,602                 4,027
                                                                         -----------            ----------
Cash and cash equivalents at end of period                                  $  4,184              $  4,967
                                                                         ===========            ==========



        The accompanying notes are an integral part of these statements.

                         SHOPPERS FOOD WAREHOUSE CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

The accompanying consolidated financial statements of the Company as of October 30, 1999, and for the 13 and 39 weeks ended October 30, 1999, and October 31, 1998, have not been audited. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted from the accompanying consolidated financial statements.

In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position of the Company as of October 30, 1999, and the results of its operations for the 13 and 39 week periods ended October 30, 1999, and October 31, 1998. As a result of the Dart Acquisition on May 18, 1998, in which Richfood Holdings, Inc. ("Richfood") acquired all of the outstanding stock of Dart Group Corporation, the indirect parent of the Company, the results of operations for the 13 and 39 week periods ended October 30, 1999 are not necessarily indicative of the results that may be achieved for the fiscal year ending January 29, 2000.

NOTE 2 - ACQUISITION/MERGER

On August 31, 1999, Richfood was acquired in a merger by a wholly-owned subsidiary of SUPERVALU INC., a Delaware corporation ("SUPERVALU"), and the Company became an indirect, wholly-owned subsidiary of SUPERVALU at that time. Certain financial statement and related footnote amounts for periods prior to the Richfood acquisition may not be comparable to corresponding amounts subsequent to the acquisition. In addition, the results of operations for the 13 and 39 week periods ended October 30, 1999 are not necessarily indicative of the results that may be achieved for the fiscal year ended January 29, 2000.

NOTE 3 - INCOME TAXES

The Company's effective income tax rate increased to 58.0% and 56.0% for the 13 and 39 weeks ended October 30, 1999, respectively, from 48.1% and 54.4% for the 13 and 39 weeks ended October 31, 1998, respectively. The increase is primarily attributable to decreased taxable earnings in relation to the fixed amount of acquisition non-deductible goodwill associated with the Dart Acquisition.

NOTE 4 - TRANSACTIONS WITH AFFILIATES

The October 30, 1999 Consolidated Balance Sheet includes $45.3 million due to affiliates. This amount consists primarily of amounts due to affiliates for the purchase of bonds and amounts due for income taxes, inventory purchases and general and administrative expenses.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Outlook

Except for historical information, statements in this Management's Discussion and Analysis of Results of Operations and Financial Condition are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially due to a variety of factors, including the Company's ability to open new stores and the effect of regional economic conditions. Shoppers undertakes no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements that may be made to reflect future events or circumstances, other than through its regular quarterly and annual reports filed with the Securities and Exchange Commission.

On August 31, 1999, Richfood was acquired in a merger by a wholly-owned subsidiary of SUPERVALU INC., a Delaware corporation ("SUPERVALU"), and the Company became an indirect, wholly-owned subsidiary of SUPERVALU at that time.

Results of Operations

Sales decreased by $4.6 million, or 2.1%, from $220.4 million during the 13 weeks ended October 31, 1998, to $215.8 million during the 13 weeks ended October 30, 1999. This decrease was due primarily to the closing of one store during the first quarter ($3.4 million) and competitive new store openings. Sales decreased by $3.3 million, or 0.5%, from $659.0 million during the 39 weeks ended October 31, 1998, to $655.7 million during the 39 weeks ended October 30, 1999. The sales decrease for the 39 weeks ended October 30, 1999 was due primarily to the closure of one store in the 39 week period ended October 30, 1999, offset, in part, by the opening of one new store during the 1998 period, and competitive new store openings recently in the area. Comparable store sales decreased 0.5% and 1.4% for the 13 weeks and 39 weeks ended October 30, 1999, respectively, compared to the corresponding periods of the prior year. The decreases in comparable store sales was due primarily to the opening of a new Shoppers store cannibalizing existing stores, as well as increased competition.

Gross profit decreased by $1.4 million, or 2.5%, from $55.2 million during the 13 weeks ended October 31, 1998, to $53.8 million during the 13 weeks ended October 30, 1999. Gross profit increased by approximately $6.0 million, or 3.8%, from $158.4 million during the 39 weeks ended October 31, 1998, to $164.4 million during the 39 weeks ended October 30, 1999. Gross profit, as a percentage of sales, remained essentially unchanged at 24.9% during the 13 weeks ended October 30, 1999, compared to 25.0% during the 13 weeks ended October 31, 1998. Gross profit, as a percentage of sales, increased to 25.1% during the 39 weeks ended October 30, 1999, compared to 24.0% during the 39 weeks ended October 31, 1998. The increase in the gross profit percentage during the 39 week period of the current year over the comparable period of the prior year was primarily attributable to a reduction of the number of items offered on special discount, better buying and the reduction of product shrinkage losses.

Selling and administrative expenses increased by $0.9 million, from $42.7 million during the 13 weeks ended October 31, 1998, to $43.6 million during the 13 weeks ended October 30, 1999. Selling and administrative expenses increased by approximately $3.9 million, from $127.6 million during the 39 weeks ended October 31, 1998, to $131.5 million during the 39 weeks ended October 30, 1999. The increases in these periods are primarily attributable to higher labor and benefits costs, as well as increased advertising cost during the current period. Selling and administrative expenses, as a percentage of sales, increased from 19.4% for both the 13 weeks and 39 weeks ended October 31, 1998, to 20.2% and 20.1% during the 13 weeks and 39 weeks ended October 30, 1999, respectively.

Depreciation and amortization increased by $1.4 million from $9.9 million during the 39 weeks ended October 31, 1998, to $11.3 million during the 39 weeks ended October 30, 1999. The increase was primarily due to additional amortization of goodwill as a result of the Dart Acquisition.

The Company's effective income tax rate increased to 58.0% and 56.0% for the 13 and 39 weeks ended October 30, 1999, respectively, from 48.1% and 54.4% for the 13 and 39 weeks ended October 31, 1998, respectively. The increase is primarily attributable to decreased taxable earnings in relation to the fixed amount of acquisition non-deductible goodwill associated with the Dart Acquisition.

Interest income increased approximately $0.3 million, from $0.9 million for the 13 weeks ended October 31, 1998, to $1.2 million for the 13 weeks ended October 30, 1999. For the 39 weeks ended October 30, 1999, interest income decreased approximately $0.3 million, from $3.2 million for the 39 weeks ended October 31, 1998, to $2.9 million for the current period.


Liquidity and Capital Resources

The Company's principal source of liquidity is expected to be cash flows from operations. It is anticipated that Shoppers' principal uses of liquidity will be to provide working capital, finance capital expenditures and meet debt service requirements.

During the 39 weeks ended October 30, 1999, operating activities generated net cash of $36.9 million, compared to generating net cash of $6.6 million during the 39 weeks ended October 31, 1998. The increase was primarily due to the increase in the balance due to affiliates. The balance due to affiliates was $45.4 million at October 30, 1999 compared to $26.0 million at January 31, 1999.

During the 39 weeks ended October 30, 1999, investing activities used approximately $12.2 million of capital expenditures primarily for store remodels and $26.7 million for the purchase of bonds. For the 39 weeks ended October 31, 1998, investing activities used approximately $5.6 million for capital expenditures.

Financing activities used $0.5 million of the Company's funds during the 39 week period ended October 30, 1999, compared to $0.6 million during the 39 weeks ended October 31, 1998.

The Company believes that cash flows from Shoppers' operations will be adequate to meet its anticipated requirements for working capital and debt service in the future.

Year 2000 Compliance

References herein to Richfood are based on information provided by Richfood to the Company.

The "Year 2000" issue is the result of computer systems and software programs using two digits rather than four to define a year. As a result, computer systems that have date-sensitive software and embedded systems may recognize a date using "00" as the year 1900 rather than the year 2000. Unless remedied, the Year 2000 issue could result in system failures, miscalculations, and the inability to process necessary transactions or engage in similar normal business activities.

As a result of the Dart Acquisition, the Company's computer systems and software programs were incorporated into Richfood's systems and programs. Richfood has developed and implemented a strategic, long-term information technology plan (the "Strategic Plan") to upgrade its core application systems. Concurrently, Richfood has developed and implemented a plan (the "Y2K Plan") to ensure that its information systems are Year 2000 compliant. The Y2K Plan focuses on the following three major areas:

[]     Information technology systems ("IT"),

[]     Embedded technology and other systems ("Non-IT") and

[]     Key third party relationships.

Based on the Strategic Plan and assessments conducted as part of the Y2K Plan, Richfood determined that it would be necessary to modify or replace portions of its software and certain hardware systems so that such systems will properly recognize dates beyond December 31, 1999. Richfood presently believes that with the modification or replacement of existing software and certain hardware systems, the Year 2000 issue will be significantly mitigated.

Richfood's Y2K Plan, as it pertains to the Company, involves the following three phases:

[] Assessment -- locating, listing and prioritizing the specific technology that is potentially subject to Year 2000 issues assessing the actual exposure of such technology to the Year 2000 issue, and planning/scheduling the allocation of internal and third party resources for the remediation effort.

[] Remediation/Testing of non-compliant systems - selecting and executing the method necessary to resolve the Year 2000 issues that were identified, including replacement, upgrade, repair or abandonment, and testing the remediated or converted technology to determine the efficacy of the resolutions.

[]     Implementation - placing remediated technology into operation.

The assessment phase has been completed with respect to IT and Non-IT systems that Richfood believes could be adversely affected by the Year 2000 issue. The assessment indicated that many of the Company's significant information systems could be adversely affected, particularly the general ledger, human resources, payroll, and point of sale systems. Non-IT systems, including telephones, loss-prevention and food production systems, have also been validated; however, the Company believes that non-compliance of the Non-IT systems would not pose a significant risk to the Company's financial condition or results of operations.

With respect to IT systems, the remediation/testing phase and the implementation phase have been substantially completed. Certain point of sale software systems and all time and attendance systems have been upgraded or replaced during 1999. Additionally, human resources, payroll and general ledger system software upgrades were completed in August 1999.

The majority of the Company's Non-IT systems are currently Year 2000 compliant; however, certain systems, which include telephones, had to be upgraded or replaced. The Non-IT systems remediation/testing phase was completed in November 1999.

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

Total costs associated with the Company's Year 2000 remediation are approximately $5.5 million to date. Of this amount, approximately $3.9 million has been capitalized in accordance with GAAP. Of the remaining costs, all but $0.1 million have been expensed to date, with the remainder planned to be used for monitoring and supporting contingency and transition plans. All expenditures by the Company related to the Y2K Plan will be funded by cash flows from operations and are not expected to impact other operating or investment plans. No material information technology projects have been deferred as a result of the implementation of the Y2K Plan.

The aforementioned costs of the Y2K Plan and the completion dates are based on management's best estimates, which were derived from assumptions of future events, including the availability of resources, key third party modification plans and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could vary due to uncertainties.

Although the Y2K Plan is expected to be adequate to address the Company's Year 2000 concerns, the Company could experience a material adverse effect on its results of operations or financial condition if material suppliers, customers and other businesses encounter serious problems in their Year 2000 remediation efforts. Therefore, Richfood and the Company are in the process of developing plans to address such contingencies, with a focus on mission critical systems. The Company and Richfood expect to complete contingency plans by the end of December 1999 and expect that such plans may include provisions relating to, among other things, manual workarounds and adjusting staffing strategies, as well as communications, operations and IT activities that will be utilized if the contingency plans must be executed.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Omitted

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities and Use of Proceeds

Omitted

Item 3.  Defaults Upon Senior Securities

Omitted

Item 4.  Submission of Matters to a Vote of Security Holders

Omitted

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(A)    Exhibits

3(ii)  Bylaws, as adopted August 31, 1999.

27.1   Financial Data Schedule

(B)    Reports on Form 8-K

None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              SHOPPERS FOOD WAREHOUSE CORP.



     Date:  December 14, 1999                 By:  /s/ Pamela K. Knous
                                                   -------------------------
                                                   Pamela K. Knous
                                                   Executive Vice President,
                                                   Chief Financial Officer
                                                   (authorized officer of the
                                                   registrant and principal
                                                   financial officer)