Form 10-K405
period 2000-01-29
SHOPPERS FOOD WAREHOUSE CORP
filed 2000-04-28
CIK 1043065

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 29, 2000

( ) Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from _______________ to
    ________________

                        Commission file number 333-32825

                          SHOPPERS FOOD WAREHOUSE CORP.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                  53-0231809
       -------------------------------                -------------------
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                Identification No.)


                  4600 Forbes Blvd., Lanham, Maryland               20706
                  -----------------------------------               -----
                  (Address of principal executive offices)       (Zip Code)

        Registrant's telephone number, including area code (301) 306-8600
                                                           --------------
        Securities registered pursuant to Section 12(b) of the Act: NONE
                                                                    ----
        Securities registered pursuant to Section 12(g) of the Act: NONE
                                                                    ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

At March 31, 2000, the registrant had 23,333 shares of Class A Common Stock, nonvoting, $5.00 par value per share, outstanding and 10,000 shares of Class B Common Stock, voting, $5.00 par value per share, outstanding. The common stock of Shoppers Food Warehouse Corp. is not publicly traded.

The registrant meets the conditions as set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

The exhibit index begins at page 29 of this Form 10-K.

                                Table of Contents

                                     PART I
                                     ------
                                                                          Page
                                                                          ----
Item 1.   Business                                                          3

Item 2.   Properties                                                        5

Item 3.   Legal Proceedings                                                 5

Item 4.   Submission of Matters to a Vote of Security Holders               5

                                     PART II
                                     -------

Item 5.   Market for the Registrant's Common
          Equity and Related Stockholder Matters                            6

Item 6.   Selected Financial Data                                           6

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     6


Item 7A.  Quantitative and Qualitative Disclosures about
          Market Risk                                                       8

Item 8.   Financial Statements and Supplementary Data                       9

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                           25

                                    PART III
                                    --------

Item 10.  Directors, Executive Officers, Promoter and
          Control Person of the Registrant                                 26

Item 11.  Executive Compensation                                           26

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                                            26

Item 13.  Certain Relationships and Related Transactions                   26

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K                                          27

                                     PART I
                                     ------

Forward Looking Statements

Statements in this report that are not historical in nature, including references to beliefs, anticipations or expectations, are "forward-looking" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to a wide variety of risks and uncertainties that could cause actual results to differ materially from those projected including, without limitation, the ability of the Company (as defined below) to open new stores, the effect of regional economic conditions, the effect of increased competition in the markets in which the Company operates and other risks described from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements, which revisions may be made to reflect any future events or circumstances, other than through its regular quarterly and annual reports filed with the Securities and Exchange Commission (the "SEC").

Item 1.  Business
-----------------

Shoppers Food Warehouse Corp. ("Shoppers" or the "Company") was incorporated in Delaware in 1956.

In June 1988, Dart indirectly acquired an initial 50% interest of Shoppers, and on February 6, 1997, indirectly acquired the remaining 50% interest.

On May 18, 1998, a wholly-owned subsidiary of Richfood Holdings, Inc. ("Richfood") acquired all of the outstanding shares of Dart. In connection with that acquisition, Richfood caused the subsidiary to merge with and into Dart in a transaction in which Dart became a wholly-owned subsidiary of Richfood. As a result of the Merger, Richfood indirectly owned 100% of the outstanding common stock of Shoppers.

On August 31, 1999, Richfood was acquired in a merger by a wholly-owned subsidiary of SUPERVALU INC., a Delaware corporation ("SUPERVALU"), and the Company became an indirect, wholly-owned subsidiary of SUPERVALU.

Shoppers' principal executive offices are located at 4600 Forbes Blvd., Lanham, Maryland 20706. The telephone number of Shoppers is 301-306-8600.

Operations
----------

Shoppers is a leading supermarket operator in Greater Washington, D.C. (as defined below), operating 36 stores under the "Shoppers Food Warehouse" and "Shoppers Club" names. Shoppers operates warehouse-style, price impact superstores that focus on providing value to Shoppers' customers while offering a convenient one stop shopping opportunity.

Most of the Company's price superstores offer traditional dry grocery departments, along with strong basic perishables. In addition to national brands, Shoppers' stores carry a variety of grocery and general merchandise under private label names, including "Richfood" and "Shoppers Food Warehouse." Private label products are of a quality generally comparable to that of national brands, at significantly lower prices. The Company's stores carry over 30,000 items, and generally range in size from 20,000 to 77,000 square feet with an average size of approximately 47,000 square feet.

Store Expansion and Remodeling
------------------------------

Shoppers has plans to open large new stores and upgrade existing stores. Shoppers has opened 4 new stores since July, 1997 and is currently considering expanding or remodeling at least 3 stores during fiscal 2001. Of its existing 36 stores, 27 are larger than 40,000 square feet, and all but one of the Company's stores were opened, remodeled or expanded during the last ten years. The Company believes that its existing supermarkets generally have well-established locations with favorable lease terms (including multiple options), are in good condition and require only routine maintenance.

The following chart sets forth certain information concerning Shoppers stores during the past five fiscal years:
                                                        Fiscal Year
                                               -------------------------------
                                               1996   1997  1998   1999   2000
                                               ----   ----  ----   ----   ----
Number of Stores at Beginning of Period        33      34    34     37      38
New Stores Opened                               1       0     3      1       0
Stores Closed                                   0       0     0      0       2
                                               ----   ----  ----   ----   ----
Stores at End of Period                        34      34    37      38     36
Remodeled/Expanded                              0       2     0       2      2


Purchasing, Warehousing and Distribution
----------------------------------------

Shoppers purchases approximately 75% of its inventory from Richfood. Because Shoppers' stores receive most of their deliveries from Richfood almost daily, Shoppers maintains no warehouse storage space. Shoppers also purchases merchandise sold in its supermarkets, in particular, beverages and snack products, from sources other than Richfood and SUPERVALU.

Competition
-----------

The supermarket industry is highly competitive and characterized by narrow profit margins. Shoppers' competitors include national, regional and local supermarket chains, independent grocery stores, specialty food stores, warehouse club stores, drug stores and convenience stores. Supermarket chains generally compete on the basis of location, quality of products, service, price, product variety and store condition. Shoppers competes by providing its customers with exceptional value by offering quality produce and fresh foods, higher-end specialty departments with self-service and discount price features, and a selection of national brand groceries and private label goods, all at competitive prices. Shoppers is the largest supermarket chain targeting the price-conscious segment in Greater Washington, D.C. While similar in most respects to conventional supermarket operators, Shoppers' stores offer a greater selection of "club size" products, along with popular-sized brands. Through this approach, Shoppers has established a unique niche among supermarket operators in Greater Washington, D.C.

The two primary competitors of Shoppers are Giant Food, Inc. ("Giant") and Safeway Inc. ("Safeway"), conventional supermarket chains, both of which operate in the higher-service, higher-price segment. Giant and Safeway have market shares in Greater Washington, D.C. of approximately 44% and 26%, respectively. The Company believes that Shoppers' market share is approximately 13%, the third largest market share in Greater Washington, D.C. "Greater Washington, D.C." includes Washington, D.C.; Calvert, Charles, Frederick, Montgomery and Prince Georges counties in Maryland; Arlington, Fairfax, Loudoun, Prince William and Stafford counties in Virginia; and the independent cities of Alexandria, Fairfax and Falls Church in Virginia. Shoppers does not, however, operate any stores in the city of Washington, D.C.

The Company's ability to remain competitive in its markets depends in part on its ability to remodel and update its stores in response to remodelings and new store openings by its competitors. Shoppers believes that it will face increased competition in the future from other supermarket chains and intends to compete aggressively against existing and new competition.

Employees
---------

As of January 29, 2000, Shoppers employed approximately 5,200 people, of whom approximately 1,500 were full-time. Approximately 5,000 employees were covered by collective bargaining agreements with various locals of two unions. Shoppers has an agreement with United Food and Commercial Workers, Local 400, which will expire July 1, 2000 and covers approximately 4,700 retail clerks and meat cutters, and an agreement with United Food and Commercial Workers, Local 27, which will expire September 30, 2001 and covers approximately 300 retail clerks and meat cutters.

Trade Names, Service Marks and Trademarks
-----------------------------------------

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

Government Regulation
---------------------

Shoppers is subject to regulation by a variety of governmental agencies, including, but not limited to, the U.S. Food and Drug Administration, the U.S. Department of Agriculture and state and local health departments and other agencies, including those regulating the sale of beer and wine.

Environmental Matters
---------------------

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

Item 2.  Properties
-------------------

Shoppers has 18 supermarkets in Virginia and 18 in Maryland, all of which are leased. Most are operated under long-term leases that the Company believes have favorable terms. The Company's stores range in size from approximately 20,000 to 77,000 total square feet and average approximately 47,000 square feet. Shoppers' stores can be categorized by size as follows: (i) 9 stores smaller than 40,000 square feet; (ii) 11 stores ranging from 40,000 to 50,000 square feet; and (iii) 16 stores between 50,000 and 77,000 square feet.

Shoppers leases an 86,000 square foot office building located in Lanham, MD that serves as its corporate offices. The lease commenced in 1990 and expires in 2010. The Company subleases approximately 2,000 square feet of this office building to unrelated third parties.

Item 3.  Legal Proceedings
--------------------------

There are no material pending legal proceedings other than ordinary routine litigation incidental to the business of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

Information omitted in accordance with General Instruction I (2)(c).

                                     Part II
                                     -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

The Common Stock of Shoppers Food Warehouse Corp. is not publicly traded.

Item 6.  Selected Financial Data
--------------------------------

Information omitted in accordance with General Instruction I(2)(a).

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

Outlook
-------

Except for historical information, statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations are "forward-looking" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially due to a variety of factors, including the Company's ability to open new stores and the effect of regional economic conditions. Shoppers undertakes no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements that may be made to reflect future events or circumstances, other than through its regular quarterly and annual reports filed with the SEC.

Results of Operations
---------------------

Reference to "fiscal 2000" means the 52 weeks ended January 29, 2000, "fiscal 1999" means the 52 weeks ended January 30, 1999 and "fiscal 1998" means the 52 weeks ended January 31, 1998.

The results of operations in the financial statements present split periods due to the acquisition of Richfood and Shoppers by SUPERVALU that occurred August 30, 1999. During fiscal 2000, SUPERVALU operated Shoppers as a distinct unit within its retail division. Management's Discussion and Analysis of Financial Condition and Results of Operations is based on results for the full year.

Fiscal 2000 Compared with Fiscal 1999
-------------------------------------

Sales remained relatively flat, at $885.4 in 2000 compared to $885.6 million in fiscal 1999. The sales decrease was primarily due to the closing of two stores during fiscal 2000. Comparable store sales were flat during fiscal 2000.

Gross profit increased by approximately $5.3 million, or 2.5%, at $218.9 million in fiscal 2000 compared to $213.6 million in fiscal 1999. Gross profit, as a percentage of sales, increased to 24.7% during fiscal 2000 compared to 24.1% during fiscal 1999. The increase in gross profit was primarily due to merchandising initiatives.

Selling and administrative expenses increased by approximately $5.6 million, or 3.3%, to $175.9 million in fiscal 2000 from $170.3 million in fiscal 1999. Selling and administrative expenses, as a percentage of sales, increased to 19.9% during fiscal 2000 from 19.2% during fiscal 1999. The increase was primarily attributable to an increase in payroll and benefits costs as well as higher advertising expenses.

Operating income was $27.7 million for fiscal 2000 compared to $29.8 million for fiscal 1999. The decrease was primarily due to the increased selling and administrative expenses and increased amortization of goodwill and depreciation of fixed assets.

Interest income decreased approximately $0.5 million during fiscal 2000 compared to fiscal 1999 due to the fact that fewer investments were made as a result of a lower cash balance held during fiscal 2000.

Interest expense decreased approximately $3.0 million from $18.5 million during fiscal 1999 to $15.5 million during fiscal 2000. The reduction in interest expense was primarily driven by lower debt levels due to the purchase of $24.6 million of the Senior Notes in October 1999.

The effective income tax rate for fiscal 2000 was 56.4% compared to 54.3% for fiscal 1999. The increase was attributable to a full year's worth of depreciation of acquisition-related goodwill as a result of the Dart Acquisition by Richfood in May 1998.

Net income was $6.9 million during fiscal 2000 compared to $7.1 million in fiscal 1999, a decrease of 2.4%.

Fiscal 1999 Compared with Fiscal 1998
-------------------------------------

Sales increased by $29.8 million, from $855.8 million during fiscal 1998 to $885.6 million during fiscal 1999. The sales increase was primarily due to additional sales associated with four new stores opened since July 1997. Comparable store sales decreased 6.0% during fiscal 1999, compared to the prior fiscal year. The decrease in comparable store sales was primarily due to cannibalization of existing Shoppers' stores and competitive market conditions.

Gross profit increased by $14.4 million (7.2%), from $199.2 million during fiscal 1998 to $213.6 million during fiscal 1999. Gross profit, as a percentage of sales, increased to 24.1% during fiscal 1999 from 23.3% during fiscal 1998. The increase in gross profit was primarily due to promotional pricing as well as better buying.

Selling and administrative expenses increased by $9.6 million (6.0%), from $160.7 million during fiscal 1998 to $170.3 million during fiscal 1999. Selling and administrative expenses, as a percentage of sales, increased from 18.8% during fiscal 1998 to 19.2% during fiscal 1999. The increases were primarily attributable to higher advertising expenses and one time promotional expenses at certain locations.

Operating income was $29.8 million for fiscal 1999 compared to $27.4 million during the prior fiscal year. The increase was primarily due to the increase in gross profit, partially offset by the increased selling and administrative expenses and amortization of goodwill.

Interest expense decreased approximately $2.6 million from $21.1 million during fiscal 1998 to $18.5 million during fiscal 1999. The decrease was primarily the result of a reduction in interest expense due to accretion of the adjustment to market value of the Senior Notes made in conjunction with the Dart acquisition.

The effective income tax rate for fiscal 1999 was 54.3% compared to 48.5% for fiscal 1998. The increase was attributable to nondeductible amortization of acquisition related goodwill.

Net income increased by $3.4 million, from $3.7 million during fiscal 1998 to $7.1 million during fiscal 1999. The increase was primarily attributable to the increase in operating income during fiscal 1999 and an extraordinary item of $3.1 million on the loss on early extinguishment of debt during fiscal 1998.

Effects of Inflation
--------------------

During the last three fiscal years, the rate of general inflation has been relatively low and has not had a significant impact on Shoppers' net sales or income.

Liquidity and Capital Resources
-------------------------------

The Company's principal source of liquidity is expected to be its cash flows from operations. It is anticipated that Shoppers' principal uses of liquidity will be to provide working capital, finance capital expenditures and meet debt service requirements.

During fiscal 2000, operating activities generated net cash of $21.1 million compared to using $12.4 million during the prior fiscal year. The increase was primarily due to changes in working capital.

Investing activities used $17.7 million of Shoppers' cash during fiscal 2000 compared to $5.9 million during fiscal 1999. The increase was primarily due to an increase of $11.3 million in capital expenditures due to the major remodeling of two of the company's stores during fiscal 2000. Shoppers estimates that it will make total capital expenditures of approximately $20.0 million during the 52 weeks ending February 3, 2001. Management expects that these capital expenditures will be financed primarily through cash flows from operations.

Financing activities used $6.6 million during fiscal 2000 compared to generating $20.9 in the prior year. The change was primarily due to the $26.7 million bond purchase by SUPERVALU.

The Company believes that cash flows from Shoppers' operations will be adequate to meet its anticipated requirements for working capital, debt service and capital expenditures.

New Accounting Standards
------------------------

Revenue Recognition
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 - Revenue Recognition ("SAB No.101"). SAB No. 101 provides guidance on recognition, presentation, and disclosure of revenue in financial statements.

Accounting for Derivative Instruments and Hedging Activities
Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. This statement establishes comprehensive accounting and reporting standards for derivative instruments and hedging activities.

The provisions for SAB No. 101 are effective for fiscal 2001, and for SFAS No. 133 they are effective for fiscal 2002. The company has not yet determined the impact, if any, these new standards may have on the company's consolidated financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

The registrant's market risk exposure is not material. Interest on both the Company's notes receivable and Senior Notes are at fixed rates. The market value of the fixed rate notes is subject to change due to fluctuations in market interest rates. The Company does not have any other financial instruments that result in material exposure to interest rate risk.

Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private
-------------------------------------------------------------------------------
Securities Litigation Reform Act of 1995
----------------------------------------

Any statements in this report regarding Shoppers' outlook for its businesses and their respective markets, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends and other matters, are forward-looking statements based on management's assumptions and beliefs. Such statements may be identified by such words or phrases as "will likely result," "are expected to," "will continue," "outlook," "is anticipated," "estimate," "project," "management believes" or similar expressions. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in such forward-looking statements and no assurance can be given that the results in any forward-looking statement will be achieved. For these statements, Shoppers claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The following is a summary of certain factors, the results of which could cause Shoppers' future results to differ materially from those expressed in any forward-looking statements contained in this report:

     (1) the nature and extent of the consolidation of the retail food and food distribution industry;
     (2) the competitive practices in the retail and food distribution industries;
     (3) the ability of the Company to continue to recruit, train and retain quality franchise and corporate retail store operators; and
     (4)  the ability of the Company to attract and retain customers.

Please refer to Exhibit 99(i) of this report, and subsequent quarterly reports on Form 10-Q, as filed with the Securities and Exchange Commission, for a more detailed discussion of these and other factors that could cause Shoppers' actual results in future periods to differ materially from those projected in such forward-looking statements.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

Financial Statements                                                       Page
--------------------                                                       ----
Independent Auditors' Report                                                10

Report of Independent Auditors                                              11

Report of Independent Public Accountants                                    12

Consolidated Balance Sheets                                                 13

Consolidated Statements of Earnings                                         14

Consolidated Statements of Stockholders' Equity                             15

Consolidated Statements of Cash Flows                                       16

Notes to Consolidated Financial Statements                                  17

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


THE BOARD OF DIRECTORS
SHOPPERS FOOD WAREHOUSE CORP.

We have audited the accompanying consolidated balance sheet of Shoppers Food Warehouse Corporation and subsidiaries ("the Company") as of January 29, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the 22-week period ended January 29, 2000 and the 30-week period ended August 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shoppers Food Warehouse Corporation and subsidiaries as of January 29, 2000, and the results of their operations and their cash flows for the 22-week period ended January 29, 2000 and the 30-week period ended August 30, 1999, in conformity with generally accepted accounting principles.


                                       /s/ KPMG LLP
Norfolk, Virginia
March 31, 2000

THE BOARD OF DIRECTORS
SHOPPERS FOOD WAREHOUSE CORP.:

We have audited the accompanying consolidated balance sheet of Shoppers Food Warehouse Corp. (a Delaware corporation and wholly owned indirect subsidiary of Dart Group Corporation) and subsidiaries (the "Company"), as of January 30, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the thirty-seven week period ended January 30, 1999 and the fifteen week period ended May 18, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated balance sheet of Shoppers Food Warehouse Corp. and subsidiaries as of January 31, 1998 and the related consolidated statements of operations, stockholder's equity and cash flows for the 52 weeks ended January 31, 1998, the 31 weeks ended February 1, 1997 and the 52 weeks ended June 29, 1996 were audited by other auditors whose report, dated April 28, 1998, expressed an unqualified opinion on those statements.

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


                                       /s/ Ernst & Young LLP

Richmond, Virginia
April 26, 1999

                    Report of Independent Public Accountants


To the Board of Directors of Shoppers Food Warehouse Corp.:

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Shoppers Food Warehouse Corp. (a Delaware corporation and wholly owned subsidiary of SUPERVALU, INC.) and subsidiaries (the "Company") for the fifty-two week period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the operations and the cash flows of Shoppers Food Warehouse Corp. and subsidiaries for the fifty-two week period ended January 31, 1998, in conformity with accounting principles generally accepted in the United States.

Effective February 6, 1997, the Company changed its method of depreciating property and equipment.

                                       ARTHUR ANDERSEN LLP


Vienna, Virginia
April 28, 1998

                      SHOPPERS FOOD WAREHOUSE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                                                                  January 29,            January 30,
                                                                                     2000                   1999
                                                                               ----------------      -------------------
                                              Assets
Current assets:
     Cash and cash equivalents                                                         $ 3,390                  $ 6,602
     Accounts receivable, net of allowance of $400 at
             January 29, 2000 and $500 at January 30, 1999                              10,275                   13,263
     Merchandise inventories                                                            31,324                   31,477
     Deferred income taxes                                                               4,185                    3,432
     Other current assets                                                                2,761                    1,612
                                                                               ----------------      -------------------
             Total current assets                                                       51,935                   56,386

Property and equipment, net                                                             64,017                   52,901
Goodwill, net of accumulated amortization of $2,784
     at January 29, 2000 and $5,809 at January 30, 1999                                305,431                  311,371
Leasehold rights, net of accumulated amortization of $477
     at January 29, 2000 and $1,146 at January 30, 1999                                 27,945                   29,031
Note receivable                                                                         42,491                   38,860
Other assets                                                                               751                    1,240
                                                                               ----------------      -------------------
            Total assets                                                             $ 492,570                $ 489,789
                                                                               ================      ===================

                               Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                                  $ 6,245                 $ 12,283
     Accrued expenses                                                                   23,706                   21,025
     Due to affiliates                                                                  51,992                   26,038
     Accrued income taxes                                                                9,315                      800
     Current maturities of capital lease obligations                                       618                      531
                                                                               ----------------      -------------------
            Total current liabilities                                                   91,876                   60,677

Senior notes due 2004                                                                  181,748                  211,764
Capital lease obligations                                                               12,034                   12,709
Deferred income taxes                                                                   14,218                   12,832
Other liabilities                                                                          803                    6,827
                                                                               ----------------      -------------------
            Total liabilities                                                          300,679                  304,809
                                                                               ----------------      -------------------

Stockholders' equity:
     Class A common stock, nonvoting, par value $5 per share, 25,000
             shares authorized; 23,333 1/3 shares issued and outstanding.                  117                      117
     Class B common stock, voting, par value $5 per share, 25,000 shares
             authorized; 10,000 shares issued and outstanding.                              50                       50
     Additional paid-in capital                                                        189,241                  178,924
     Retained earnings                                                                   2,483                    5,889
                                                                               ----------------      -------------------
             Total stockholders' equity                                                191,891                  184,980
                                                                               ----------------      -------------------
             Total liabilities and stockholders' equity                              $ 492,570                $ 489,789
                                                                               ================      ===================

                                       The accompanying notes are an integral part of these
                                                consolidated financial statements.


                       SHOPPERS FOOD WAREHOUSE CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                (In thousands)

                                              Post-              Pre-
                                            SUPERVALU         SUPERVALU          Post-Dart        Pre-Dart
                                           Acquisition       Acquisition        Acquisition      Acquisition
                                        ----------------   ---------------   ----------------   ------------
                                        January 29, 2000   August 30, 1999   January 30, 1999   May 18, 1998   January 31, 1998
                                           (22 weeks)         (30 weeks)        (37 weeks)        (15 weeks)       (52 weeks)
Sales                                          $ 379,975         $ 505,398          $ 636,507      $ 249,052          $ 855,769
Cost of sales                                    288,983           377,496            481,205        190,799            656,572
                                        ----------------   ---------------   ----------------   ------------   ----------------
  Gross profit                                    90,992           127,902            155,302         58,253            199,197

Selling and administrative expenses               72,928           102,968            122,306         47,990            160,713
Depreciation and amortization                      6,601             8,706             10,130          3,354             11,090
                                        ----------------   ---------------   ----------------   ------------   ----------------

  Operating income                                11,463            16,228             22,866          6,909             27,394

Interest income                                    1,048             2,652              2,684          1,544              3,587
Interest expense                                   6,588             8,942             12,156          6,371             21,079
                                        ----------------   ---------------   ----------------   ------------   ----------------
  Net interest expense                             5,540             6,290              9,472          4,827             17,492

Earnings before income taxes,
 extraordinary item and cumulative
 effect of accounting change                       5,923             9,938             13,394          2,082              9,902

Provision for income taxes                         3,440             5,510              7,505            890              4,801
                                        ----------------   ---------------   ----------------   ------------   ----------------
Earnings before extraordinary item
 and cumulative effect of accounting
 change                                            2,483             4,428              5,889          1,192              5,101

Extraordinary item:
  Loss on early extinguishment of
   debt, net of income taxes of $2,150                 -                 -                  -              -             (3,126)

Cumulative effect of accounting
  change, net of income taxes of $1,344                -                 -                  -              -              1,729
                                        ----------------   ---------------   ----------------   ------------   ----------------

    Net earnings                                 $ 2,483           $ 4,428            $ 5,889        $ 1,192            $ 3,704
                                        ================   ===============   ================   ============   ================

                                       The accompanying notes are an integral part of these
                                                consolidated financial statements.


                      SHOPPERS FOOD WAREHOUSE CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands)

                                                  Post-           Pre-
                                                SUPERVALU       SUPERVALU       Post-Dart       Pre-Dart
                                               Acquisition     Acquisition     Acquisition     Acquisition
                                            ---------------- --------------- ---------------- ------------
                                            January 29, 2000 August 30, 1999 January 30, 1999 May 18, 1998  January 31, 1998
                                                (22 weeks)      (30 weeks)       (37 weeks)    (15 weeks)      (52 weeks)
Common Stock - Class A:
 Balance, beginning and end of period:                $ 117           $ 117            $ 117        $ 117             $ 117
                                            ================ ===============  =============== ============  ================

Common Stock - Class B:
 Balance, beginning and end of period:                 $ 50            $ 50             $ 50         $ 50              $ 50
                                            ================ ===============  =============== ============  ================

Paid-in-Capital:
   Balance, beginning of period                   $ 189,241       $ 178,924        $ 178,924          $ -               $ -

   Retire predecessor retained earnings                   -          10,317                -        6,973                 -

   Acquisition consideration in
     excess of par value                                  -               -                -      171,951                 -
                                            ---------------- ---------------  --------------- ------------  ----------------
   Balance, end of period                         $ 189,241       $ 189,241        $ 178,924    $ 178,924               $ -

Retained Earnings:
   Balance, beginning of period                           -           5,889                -        5,781           104,321
   Net income                                         2,483           4,428            5,889        1,192             3,704
   Acquisitions                                           -         (10,317)               -       (6,973)                -
   Merger of SFW Acquisition Corp.                        -               -                -            -           (52,244)
   Stockholder distributions                              -               -                -            -           (50,000)
                                            ---------------- ---------------  --------------- ------------  ----------------
   Balance, end of period                           $ 2,483             $ -          $ 5,889          $ -           $ 5,781
                                            ================ ===============  =============== ============  ================

Common Stock Outstanding:
   Balance, beginning and end of period                  33              33               33           33                33
                                            ================ ===============  =============== ============  ================

                                       The accompanying notes are an integral part of these
                                                consolidated financial statements.

                       SHOPPERS FOOD WAREHOUSE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                        Post-              Pre-
                                                      SUPERVALU          SUPERVALU       Post-Dart        Pre-Dart
                                                     Acquisition        Acquisition     Acquisition      Acquisition
                                                  ----------------- ----------------- ----------------  -------------  January 31,
                                                  January 29, 2000    August 30, 1999 January 30, 1999  May 18, 1998      1998
                                                     (22 weeks)         (30 weeks)       (37 weeks)       (15 weeks)   (52 weeks)
Cash flows from operating activities:

Net earnings                                             $ 2,483         $ 4,428          $ 5,889          $ 1,192       $ 3,704
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:

  Depreciation and amortization                            6,601           8,706           11,006            3,354        11,090
  Cumulative effect of accounting change                       -               -                -                -        (1,729)
  Amortization of deferred financing costs                     -               -                -              173         1,214
  Amortization of bond premium                            (1,571)         (1,905)          (2,554)               -             -
  Deferred income taxes                                      242             407           (2,237)            (217)          526
  Write-off of deferred financing costs                        -               -                -                -         5,276
  Other                                                        -               -              712              294           991

Changes in assets and liabilities increasing
  (decreasing) cash flows from operations:
  Accounts receivable                                     (3,786)          6,774           (4,368)          (1,445)          575
  Merchandise inventories                                 (1,558)          1,711            1,970            1,666        (1,096)
  Other current assets                                       925          (2,074)            (207)             348          (174)
  Other assets                                               (30)            519              270              109             -
  Accounts payable                                        (7,368)          1,330          (30,924)           3,101        (1,824)
  Accrued expenses                                        11,484          (8,716)          (8,020)           6,615           685
  Other liabilities                                         (389)         (5,636)             560             (127)            -
  Accrued income taxes                                     3,258           5,256              (91)             524        (2,609)
                                                     ------------     -----------     ------------     ------------    ----------
  Net cash provided by (used in) operating activities     10,291          10,800          (27,994)          15,587        16,629

Cash flows from investing activities:
  Capital expenditures                                    (2,765)        (14,908)          (3,435)          (2,960)       (9,497)
  Purchase of short-term investments                           -               -           (1,449)          (2,155)      (36,093)
  Sales/maturities of short-term investments                   -               -            4,121                -       131,190
                                                     ------------     -----------     ------------     ------------    ----------
  Net cash provided by (used in) investing activities     (2,765)        (14,908)            (763)          (5,115)       85,600

Cash flows from financing activities:
  Cash provided by (provided to) affiliated companies      2,702          21,544           19,838           (1,825)            -
  Purchase of bonds and bond premium                     (26,657)              -                -                -             -
  Dividend payments to stockholders                            -               -                -                -       (50,000)
  Payments for acquisition and deferred financing costs        -               -             (116)            (178)      (13,843)
  Proceeds from Senior Notes                                   -               -                -                -       200,000
  Repayment of Increasing-rate Notes                           -               -                -                -      (140,000)
  Restricted Proceeds                                          -               -                -                -       (50,218)
  Release of Restricted Proceeds                               -               -                -                -        50,000
  Notes receivable from Dart                              (1,443)         (2,188)           2,480            1,006       (35,000)
  Payment of acquisition debt                                  -               -                -                -       (72,800)
  Principal payments under capital lease obligations        (209)           (379)            (310)             (35)          (80)
                                                     ------------     -----------     ------------     ------------    ----------
  Net cash provided by (used in) financing activities    (25,607)         18,977           21,892           (1,032)     (111,941)

Net increase (decrease) in cash and cash equivalents     (18,081)         14,869           (6,865)           9,440        (9,712)
Cash and cash equivalents at beginning of period          21,471           6,602           13,467            4,027        13,739
                                                     ------------     -----------     ------------     ------------    ----------
Cash and cash equivalents at end of period               $ 3,390        $ 21,471          $ 6,602         $ 13,467       $ 4,027
                                                     ============     ===========     ============     ============    ==========

Supplemental Cash Flow Data:

Cash paid (received) during the year for:
  Income taxes, net                                      $ 4,210           $ 100             $ 20          $ 1,242       $ 4,812
  Interest                                                 8,231           9,749           19,593               47        16,868

At August 30, 1999, the date of the SUPERVALU acquisition, fixed assets and intangibles were restated to their fair value as of that date, and accumulated depreciation and amortization was reset to zero. The retained earnings balance was also reset to zero, with its previous balance being moved to paid-in capital.

                                       The accompanying notes are an integral part of these
                                                consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General
-------

The accompanying consolidated financial statements include the accounts of Shoppers Food Warehouse Corp. (a Delaware corporation) and its subsidiaries, (collectively "Shoppers" or the "Company") for the 30 weeks ended August 30, 1999 ("30 weeks of fiscal 2000"), the 22 weeks ended January 29, 2000 ("22 weeks of fiscal 2000"), the 37 weeks ended January 30, 1999 ("37 weeks of fiscal 1999"), the 15 weeks ended May 19, 1998 ("15 weeks of fiscal 1998") and the 52 weeks ended January 31, 1998 ("fiscal 1998"). All significant intercompany accounts and transactions have been eliminated. Shoppers operates in one business segment. On May 18, 1998, a wholly-owned subsidiary of Richfood Holdings, Inc. ("Richfood") acquired all the outstanding shares of Dart (the "Dart Acquisition") and as a result, Richfood indirectly owned 100% of the outstanding common stock of Shoppers (see Note 2). On August 31, 1999, Richfood was acquired in a merger by a wholly-owned subsidiary of SUPERVALU INC., a Delaware corporation ("SUPERVALU"), and the Company became an indirect, wholly-owned subsidiary of SUPERVALU at that time (the "SUPERVALU Acquisition"). In both the Dart Acquisition and the SUPERVALU Acquisition, the assets and liabilities of Shoppers were recorded at fair value, with the excess purchase price allocated to goodwill.

Fiscal Year
-----------

The Company's fiscal year ends on the Saturday closest to January 31.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid temporary cash investments with initial maturities of three months or less to be cash equivalents. At January 29, 2000, there were no short term investments. At January 31, 1999, short-term investments of approximately $2.1 million were invested in money market funds.

Use of Estimates in Financial Statements
----------------------------------------

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

Inventories
-----------

The Company's inventories are priced at the lower of cost or market. For substantially all inventories, cost is determined using the last-in, first-out ("LIFO") method. At both January 29, 2000 and January 30, 1999, the LIFO value of inventories approximated their replacement cost. Net income would have been higher by approximately $197,000, $200,000 and $368,000 for the 30 weeks ended August 30, 1999, the 15 weeks ended May 18, 1998 and fiscal 1998, respectively, if inventory had been priced on a FIFO basis.

Property and Equipment
----------------------

Property and equipment are stated at cost. Estimated useful lives are generally ten years for buildings and major improvements, ten years for equipment and the shorter of the term of the lease or expected life for leasehold improvements. Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of their respective assets.

Goodwill
--------

Amounts paid in excess of the fair value of acquired net assets are amortized on a straight-line basis. The recoverability of goodwill is assessed by determining whether the goodwill balance can be recovered through projected cash flows and operating results over its remaining life. Impairment of the asset would be recognized when it is probable that such future undiscounted cash flows will be less than the carrying value of the asset. Goodwill is being amortized over 40 years.

Leasehold Rights
----------------

Favorable leasehold rights are amortized over the term of the lease using the straight-line method.

Other Assets
------------

Other assets consist of long-term deposits and a non-compete agreement. The cost of the non-compete agreement is amortized straight line over the term of the non-compete agreement, which is 20 years.

Fair Value of Financial Instruments
-----------------------------------

At January 29, 2000 and January 30, 1999, the carrying amount of financial instruments included in current assets and current liabilities approximates fair value due to the short maturity of those instruments.

The fair value of the due to affiliates balance is not practical to estimate due to the nature of this obligation.

The fair value for the Company's fixed rate Senior Notes (see Note 4) is based on quoted market prices. The fair value of the Company's outstanding Senior Notes on January 29, 2000 was approximately $181.7 million compared to $211.8 million at January 30, 1999. The fair value of the Note Receivable from Dart (see Note 8) approximates the carrying value.

Reclassifications
-----------------

Certain reclassifications have been made to prior years' financial statements to conform to the 2000 presentation. These reclassifications did not affect results of operations as previously reported.


NOTE 2 - ACQUISITIONS

SUPERVALU Acquisition
---------------------

On August 31, 1999, Richfood was acquired in a merger by a wholly-owned subsidiary of SUPERVALU INC., a Delaware corporation ("SUPERVALU"), and the Company became an indirect, wholly-owned subsidiary of SUPERVALU at that time. SUPERVALU has accounted for the Dart Acquisition using the purchase method of accounting and, accordingly, a new accounting basis was established as of August 30, 1999 and was used for the remaining twenty-two weeks of fiscal 2000. The assets and liabilities of Shoppers were restated to reflect their estimated fair market values as of that date. The excess of the purchase price paid for the Company over its net assets acquired (goodwill) of $310,076 has been pushed down to the Company. The goodwill is being amortized on a straight-line basis over 40 years. Certain financial statement and related footnote amounts for periods prior to the SUPERVALU acquisition may not be comparable to corresponding amounts subsequent to the acquisition. Pro forma amounts have not been disclosed for the year ended January 29, 2000 in this report due to the immaterial difference between such amounts and the amounts in the consolidated financial statements presented.

Dart Acquisition
----------------

On May 18, 1998, a wholly-owned subsidiary of Richfood acquired all of the outstanding shares of Dart, which indirectly owns 100% of the outstanding common stock of the Company, for $160 per share, net to the seller in cash, or approximately $201 million. In connection with the Dart Acquisition, Richfood caused its subsidiary to merge with and into Dart in a transaction in which Dart became a wholly-owned subsidiary of Richfood. As a result of the Dart Acquisition, Richfood indirectly owned 100% of the outstanding common stock of Shoppers.

Richfood accounted for the Dart Acquisition using the purchase method of accounting, and accordingly, a new accounting basis was established as of May 18, 1998 and the assets and liabilities of Shoppers were restated to reflect their estimated fair market values as of that date. Fiscal 1999 includes the results of operations for 37 weeks under this new basis of accounting. The excess of the Dart Acquisition purchase price allocated to Shoppers over net assets of Shoppers acquired (goodwill) has been pushed-down to the Company. This goodwill is being amortized on a straight line basis over 40 years.

Pro forma operating results for the 52 week periods ended January 30, 1999 and January 31, 1998 reflect the Dart Acquisition as if it had occurred on February 2, 1997. The following unaudited pro forma results of the Company reflect the push down of acquisition entries, including, but not limited to, additional amortization of goodwill, amortization of the fair market adjustment of the Senior Notes, (see Note 4 - Long-Term Debt) and reversal of amortization of the acquisition costs associated with the Shoppers Acquisition (in thousands).

                                                Pro Forma          Pro Forma
                                             52 Weeks Ended      52 Weeks Ended
                                            January 30, 1999    January 31, 1998
                                            ----------------    ----------------
   Sales                                         $885,559         $855,769
   Gross profit                                   213,555          199,197
   Income before extraordinary item and
     cumulative effect of accounting
     change                                         6,504            5,300

   Net income                                    $  6,504         $  3,903


NOTE 3 - PROPERTY AND EQUIPMENT

At January 29, 2000 and January 30, 1999, property and equipment consisted of the following:

                                                     2000              1999
                                                  ------------     -------------
  Land                                               $   800         $   800
  Buildings and leasehold improvements                12,302          10,589
  Equipment and fixtures                              49,544          45,276
  Construction in progress                             4,164               -
  Less:  Accumulated depreciation                     (2,793)         (3,764)
                                                     -------         -------
  Net property and equipment                         $64,017         $52,901
                                                     =======         =======

Property and equipment includes $7.1 million of assets under a capital lease, less the related accumulated amortization of $0.3 million at January 29, 2000. Depreciation and amortization expense related to property and equipment, including assets under capital lease, was approximately $3.5 million, $4.1 million, $3.7 million, $2.1 million and $5.0 million during the 22 weeks of fiscal 2000, the 30 weeks of fiscal 2000, the 37 weeks of fiscal 1999, the 15 weeks of fiscal 1999 and fiscal 1998, respectively.


NOTE 4 - LONG-TERM DEBT

Senior Notes
------------

In June 1997, the Company issued $200.0 million aggregate principal amount of 9 3/4% Senior Notes due 2004 (the "Senior Notes"). The net proceeds from the Senior Notes were $193.5 million (after fees and expenses of approximately $6.5 million), of which $143.5 million was used to repay debt and $50.0 million (the "Restricted Proceeds") was paid to Dart in the form of a $40.0 million dividend and a $10.0 million loan for settlements with certain Dart shareholders.

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

In October 1999, SUPERVALU repurchased $24.6 million in face amount of the outstanding Senior Notes in open market transactions with total cash payments of approximately $26.7 million, including accrued interest. There was no gain or loss on this repurchase because the purchase price approximated the carrying value.

The Senior Notes are fully and unconditionally guaranteed by SFW Holding Corp. ("Holdings"), the immediate parent of the Company. Holdings holds 100% of the common stock of Shoppers and is a wholly-owned subsidiary of SUPERVALU. The guarantee is secured by a first priority security interest in the capital stock of the Company owned by Holdings.

During fiscal 1998, the early extinguishment of debt resulted in the write-off of unamortized deferred financing costs of $5.3 million, which has been presented in the consolidated statement of operations as an extraordinary loss, net of the related tax benefit of $2.2 million.


NOTE 5 - INCOME TAXES

The provision for income taxes before extraordinary items and cumulative effect of accounting change is comprised of the following (in thousands):

                             Post-             Pre-
                           SUPERVALU         SUPERVALU          Post-Dart        Pre-Dart
                          Acquisition       Acquisition        Acquisition      Acquisition
                       ----------------   ---------------   ----------------   ------------
                       January 29, 2000   August 30, 1999   January 30, 1999   May 18, 1998   January 31, 1998
                       ----------------   ---------------   ----------------   ------------   ----------------
                         (22 weeks)         (30 weeks)         (37 weeks)       (15 weeks)       (52 weeks)
Current income
 tax provision:
   Federal                 $2,888             $4,549            $ 8,562          $1,070            $4,068
   State                      310                554              1,180              37               207
Deferred income
 tax provision
 (benefit):
   Federal                    202                339             (1,895)           (222)              526
   State                       40                 68               (342)              5                 -
                           ------             ------            -------          ------            ------
      Total                $3,440             $5,510            $ 7,505          $  890            $4,801
                           ======             ======            =======          ======            ======

This effective income tax rate is reconciled to the Federal statutory rate as follows:

                                Post-                 Pre-
                              SUPERVALU             SUPERVALU             Post-Dart           Pre-Dart
                             Acquisition           Acquisition           Acquisition         Acquisition
                          ------------------    ------------------     -----------------    -------------
                          January 29, 2000       August 30, 1999       January 30, 1999     May 18, 1998      January 31, 1998
                          ------------------    ------------------     -----------------    -------------     ----------------
                             (22 weeks)            (30 weeks)              (37 weeks)         (15 weeks)        (52 weeks)
Federal statutory
 rate                           35.0%                 35.0%                 35.0%              35.0%                35.0%
Increase in taxes
 resulting from:
State income taxes,
   net of
   Federal income
   tax benefit                   4.0                   4.0                   4.1                1.3                 0.9
Amortization of
   goodwill                     19.0                  16.0                  16.9                6.4                12.8
Other                              -                     -                     -                  -                (0.2)
                                ----                  ----                  ----               ----                ----
Effective tax rate              58.0%                 55.0%                 56.0%              42.7%               48.5%
                                ====                  ====                  ====               ====                ====


As a result of the Dart Acquisition and the SUPERVALU acquisition, certain differences have arisen between the book and tax basis of various assets and liabilities of the Company and are reflected in the table that follows. Temporary differences that give rise to the deferred tax assets and liabilities on a consolidated basis are as follows (in thousands):


                                         Post-                    Pre-
                                       SUPERVALU                SUPERVALU
                                      Acquisition              Acquisition
                                    ----------------        ----------------
                                    January 29, 2000        January 30, 1999
                                    ----------------        ----------------
                                       (52 weeks)               (52 weeks)
   Deferred tax assets:
      Accrued expenses                   $  182                 $  492
      Deferred rent                         566                    272
      Capital lease                       4,845                  2,442
      Employee benefits                   3,078                  4,240
      Deferred income                       307                    854
      Other                               1,421                    744
                                        -------                 ------
                                        $10,399                 $9,044

   Deferred tax liabilities:
                                         Post-                    Pre-
                                       SUPERVALU                SUPERVALU
                                      Acquisition              Acquisition
                                    ----------------        ----------------
                                    January 29, 2000        January 30, 1999
                                    ----------------        ----------------
                                       (52 weeks)               (52 weeks)

      Depreciation                       $  1,959                $ 2,492
      Lease rights                          5,262                  5,691
      Inventory                             1,003                    934
      Purchase accounting
        asset basis adjustments             9,328                  9,327
      Other                                 2,881                      -
                                         --------                -------
                                         $ 20,433                $18,444
                                         --------                -------

   Net deferred tax liability            $(10,034)               $(9,400)
                                         ========                =======

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company believes that no valuation allowance is necessary due to its history of profitable operations.

NOTE 6 - LEASE COMMITMENTS

The Company leases retail store space under noncancelable lease agreements ranging from 1 to 20 years. Renewal options are available on the majority of the leases for one or more periods of five years each. Most leases require the payment of taxes and maintenance costs, and some leases provide for additional rentals based on sales in excess of specified minimums. All store leases have stated periodic rental increases. The increases are amortized over the lives of the leases. Rent expense includes approximately $334,000, $502,000, $712,000, $294,000 and $991,000 of amortized rental increases for the 22 weeks of fiscal 2000, the 30 weeks of fiscal 2000, the 37 weeks of fiscal 1999, the 15 weeks of fiscal 1999 and fiscal 1998, respectively.

The following is a schedule of annual future minimum payments under the capital lease for office space and noncancelable operating leases, which have initial or remaining terms in excess of one year at January 30, 2000 (in thousands):

       Fiscal Year                           Capital Lease       Operating Lease
       ----------------------------------    -------------       ---------------
       2001                                        $ 1,443              $ 17,995
       2002                                          1,486                19,088
       2003                                          1,531                18,630
       2004                                          1,576                18,609
       2005 & after                                 12,135               182,780
                                                    ------             ---------
            Total                                  $18,171              $257,102
                                                                        ========
       Imputed interest                              5,519
                                                   -------
       Present value of net minimum
               lease payments                       12,652
       Current maturities                              618
                                                   -------
       Long-term capital lease
               obligation                          $12,034
                                                   =======

Minimum capital lease and operating lease obligations have not been reduced by future minimum sublease rentals of approximately $3.8 million under noncancelable sublease agreements.

Rent expense for operating leases charged to operations is as follows (in thousands):

                            Post-                 Pre-
                          SUPERVALU            SUPERVALU            Post-Dart           Pre-Dart
                         Acquisition          Acquisition          Acquisition        Acquisition
                       ----------------     ---------------      ----------------     ------------
                       January 29, 2000     August 30, 1999      January 30, 1999     May 18, 1998    January 31, 1998
                       ----------------     ---------------      ----------------     ------------    ----------------
                          (22 weeks)           (30 weeks)            (37 weeks)         (15 weeks)        (52 weeks)
Minimum
  rentals              $          7,018      $        9,570      $         11,605     $      4,513    $         14,088
Contingent
  rentals                         2,209               2,653                 3,860            1,390               5,110
                       ----------------      --------------      ----------------     ------------    ----------------
  Total                $          9,227      $       12,223      $         15,465     $      5,903    $         19,198
                       ================      ==============      ================     ============    ================


Related-Party Leases
--------------------

For the period prior to February 1, 1998, the Company leased its office space from a formerly related party. The lease was accounted for as a capital lease and the Company made rental payments for fiscal 1998 of approximately $1.3 million.

Subleasing Agreements
---------------------

The Company subleases space within one store for the sale of beer and wine to an entity affiliated with its officers. The Company received rental income of approximately $68,000, $93,000, $207,000, $40,000, and $209,000 during the 22 weeks ended January 29, 2000, the 30 weeks ended August 30, 1999, the 37 weeks of fiscal 1999, the 15 weeks of fiscal 1999 and fiscal 1998, respectively, from this entity, which is included in selling and administrative expenses.


NOTE 7 - EMPLOYEE BENEFIT PLANS

401(k) Plan
-----------

The Company has a defined contribution 401(k) plan (the "401K Plan"), which is available to substantially all employees over the age of 21 who have completed one year of continuous service. Discretionary contributions are made by the Company, in trust, for the exclusive benefit of employees who participate in the 401K Plan. The Board of Directors authorized contributions of $284,615, $115,384, $400,000 and $233,000 to the 401K Plan during 37 weeks of fiscal 1999,
15 weeks of fiscal 1999, fiscal 1998 and fiscal 1997, respectively. The Company has accrued $607,000 as of January 29, 2000 for fiscal 2000 contributions to be made to the 401K Plan. Amounts accrued for the contributions to be made to the 401K Plan are included in accrued salaries and benefits in the accompanying financial statements.

Multiemployer Plans
-------------------

The Company made contributions to multi-employer plans for its union employees for pension, health and other benefits of $5.5 million, $7.5 million, $8.5 million, $3.5 million and $12.1 million during the 22 weeks of fiscal 2000, the 30 weeks of fiscal 2000, the 37 weeks of fiscal 1999, the 15 weeks of fiscal 1999 and 1998, respectively.


NOTE 8 - TRANSACTIONS WITH AFFILIATES

Transactions with Richfood / SUPERVALU
--------------------------------------

The January 29, 2000 Consolidated Balance Sheet includes $52.0 million due to affiliates compared to $26.0 million at January 30, 1999. The $52.0 million consists primarily of amounts due to SUPERVALU for the purchase of bonds and amounts due for incomes taxes, inventory purchases and general and administrative expenses. Inventory purchases from Richfood during the 22 week post-acquisition period ended January 29, 2000 totaled $248.4 million. During the 30 week pre-acquisition period ended August 30, 1999, inventory purchases from Richfood were approximately $301.0 million. Inventory purchases from Richfood during the 37 weeks of fiscal 1999 were approximately $361.3 million.

Transactions with Dart
----------------------

In fiscal 1999, Dart charged the Company, on a monthly basis, for actual expenses which related directly to the Company's operations (primarily insurance and legal expenses). Substantially all such charges were supported by invoices from unrelated parties designating the Company as recipient of the related goods or services. Such charges were approximately $0.1 million and $0.4 million during the 37 weeks of fiscal 1999 and the 15 weeks of fiscal 1999, respectively.

Dart Notes Receivable
---------------------

In connection with the 1992 sale of the assets of Total Beverage Corp. by the Company to Dart, the Company received a note receivable from Dart of approximately $1.5 million. In May 1998, the Company realized $1.2 million representing full settlement of this note. As a result, the Company received approximately $0.7 million in excess of the recorded estimated realizable value of the note, which was recognized in the Company's consolidated statement of operations during the 15 week period ended May 18, 1998.

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


NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company is party to various legal proceedings arising from the normal course of business activities, none of which, in management's opinion, is expected to have a material adverse impact on the Company's consolidated results of operations or consolidated financial position.

As of January 29, 2000, approximately 4,700 employees of the Company were covered by a collective bargaining agreement with United Food and Commercial Workers, Local 400 that will expire on July 1, 2000. The Company anticipates that the agreement will be renewed by the expiration date.


NOTE 10 - INTERIM FINANCIAL DATA (UNAUDITED)

Selected interim financial data for the fiscal years ended January 29, 2000 and January 30, 1999 are as follows: (in thousands)

                                                          Thirteen Week Period Ended:
                                    -------------------------------------------------------------------------
                                      January 29,         October 30          July 31,           May 1,
                                          2000             1999 (1)             1999              1999
                                    ----------------- ------------------- ------------------ ----------------
Sales                               $        229,705  $          215,815  $         219,784  $       220,069
Gross profit                                  54,512              53,797             55,501           55,084
Net income                                     1,694               1,601              1,916            1,700

                                                          Thirteen Week Period Ended:
                                    ------------------------------------------------------------------------
                                      January 30,         November 1          August 1,           May 2,
                                          1999              1998               1998 (2)            1998
                                    ----------------- ------------------ ------------------ ----------------
Sales                               $        226,603  $        220,431   $        224,527   $        213,998
Gross profit                                  55,165            55,153             53,747             49,490
Net income                                     2,599             3,153                122              1,207


(1) Includes four weeks' results of operations prior to the SUPERVALU Acquisition and nine weeks under the new basis of accounting established in connection with the SUPERVALU Acquisition (Note 2).

(2) Includes two weeks' results of operations prior to the Dart Acquisition and eleven weeks under the new basis of accounting established in connection with the Dart Acquisition (Note 2).



Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
          Financial Disclosure
          --------------------

          Not required to be included in this Form 10-K in accordance with the instructions to Item 304 of Regulation S-K.

                                    PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons of the
-----------------------------------------------------------------------------
          Registrant.
          -----------

          Information omitted in accordance with General Instruction I(2)(c).

Item 11.  Executive Compensation.
---------------------------------

          Information omitted in accordance with General Instruction I(2)(c).

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

          Information omitted in accordance with General Instruction I(2)(c).

Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------

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

     27   Financial Data Schedule.

          Exhibit 10.1 is a management contract required to be filed as an exhibit hereto.

     99.1 Cautionary Statements Pursuant to the Securities Litigation Reform Act

(b)       Reports on Form 8-K

          Shoppers Food Warehouse Corp. filed a Current Report on Form 8-K on February 21, 2000 reporting a change in accountants under Item 4 - Changes in Registrant's Certifying Accountant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SHOPPERS FOOD WAREHOUSE CORP.


Date: April 26, 2000                   By: /s/ William J. Bolton
      -----------------------              -------------------------------------
                                              William J. Bolton


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 26, 2000                   /s/ William J. Bolton
      -----------------------          -----------------------------------------
                                          William J. Bolton
                                          Director and Chief Executive Officer


Date: April 26, 2000                   /s/ Pamela K. Knous
      -----------------------          -----------------------------------------
                                          Pamela K. Knous
                                          Vice President and Chief Financial
                                          Officer (Principal Accounting Officer)

Date: April 26, 2000                   /s/ David L. Boehnen
      -----------------------          -----------------------------------------
                                          David L. Boehnen
                                          Director


Date: April 26, 2000                   /s/ Jeffrey Noddle
      -----------------------          -----------------------------------------
                                          Jeffrey Noddle
                                          Director

                          SHOPPERS FOOD WAREHOUSE CORP.

                                  Exhibit Index


Exhibit
-------
27         Financial Data Schedule

99.1       Cautionary Statements Pursuant to the Securities
            Litigation Reform Act