Form 10-Q
period 2000-04-29
SHOPPERS FOOD WAREHOUSE CORP
filed 2000-06-13
CIK 1043065

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period (13 weeks) ended April 29, 2000.

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

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

                   4600 Forbes Blvd., Lanham, Maryland, 20706
               (Address of principal executive office) (Zip Code)

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

At June 5, 2000, the registrant had 23,333 shares of Class A Common Stock, non-voting, $5.00 par value per share, outstanding and 10,000 shares of Class B Common Stock, voting, $5.00 par value per share, outstanding. The common stock of Shoppers Food Warehouse Corp. is not publicly traded.

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                         Part I - Financial Information

Item 1.  Financial Statements

The consolidated financial statements included herein have been prepared by Shoppers Food Warehouse Corp. ("Shoppers" or the "Company") without audit (except for the consolidated balance sheet as of January 29, 2000, which has been derived from the audited consolidated balance sheet as of that date) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted because they are not applicable or not required.

It is suggested that these consolidated financial statements are read in conjunction with the consolidated financial statements and notes thereto included in Shoppers' Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

                       SHOPPERS FOOD WAREHOUSE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                             April 29,   January 29,
                                                                              2000           2000
                                                                           -----------   -----------
                                                                           (Unaudited)
                                     Assets
Current assets:
    Cash and cash equivalents                                                $  1,081     $  3,390
    Accounts receivable, net                                                   10,254       10,275
    Merchandise inventories                                                    34,493       31,324
    Deferred income taxes                                                       4,185        4,185
    Other current assets                                                        3,083        2,761
                                                                             --------     --------
       Total current assets                                                    53,096       51,935

Property and equipment, net                                                    76,866       64,017
Goodwill, net of accumulated amortization                                     303,644      305,431
Leasehold rights, net of accumulated amortization                              27,659       27,945
Note receivable                                                                43,447       42,491
Other assets                                                                      699          751
                                                                             --------     --------

       Total assets                                                          $505,411     $492,570
                                                                             ========     ========

                      Liabilities and Stockholder's Equity

Current liabilities:
    Accounts payable                                                         $  8,175     $  6,245
    Accrued interest                                                            6,088        2,058
    Accrued insurance                                                           7,197        7,740
    Accrued expenses                                                           12,846       13,908
    Due to affiliates                                                          49,254       51,992
    Accrued income taxes                                                        9,546        9,315
    Other current liabilities                                                     618          618
                                                                             --------     --------
         Total current liabilities                                             93,724       91,876

Senior notes due 2004                                                         180,901      181,748
Capital lease obligations                                                      22,542       12,034
Deferred income taxes                                                          14,218       14,218
Other liabilities                                                                 728          803
                                                                             --------     --------

                  Total liabilities                                           312,113      300,679
                                                                             --------     --------
Stockholder's equity:
    Class A common stock, nonvoting, par value $5 per share, 25,000
       shares authorized; 23,333 1/3 shares issued and outstanding                117          117

    Class B common stock, voting, par value $5 per share, 25,000
       shares authorized; 10,000 shares issued and outstanding                     50           50

    Additional paid-in capital                                                189,241      189,241
    Retained earnings                                                           3,890        2,483
                                                                             --------     --------
         Total stockholder's equity                                           193,298      191,891
                                                                             --------     --------

         Total liabilities and stockholder's equity                          $505,411     $492,570
                                                                             ========     ========

        The accompanying notes are an integral part of these statements.

                       SHOPPERS FOOD WAREHOUSE CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                                 (In thousands)

                                            First quarter (13 weeks) ended
                                          -----------------------------------
                                              April 29,            May 1,
                                                2000                1999
                                          ---------------      --------------
                                          (Post-SUPERVALU      (Pre-SUPERVALU
                                            acquisition)         acquisition)
                                          ---------------      --------------
Sales                                         $214,636             $220,069
Cost of sales                                  161,223              164,985
                                              --------             --------

  Gross profit                                  53,413               55,084

Selling and administrative expenses             47,651               47,767
                                              --------             --------

  Operating income                               5,762                7,317

Interest income                                  1,021                  874
Interest expense                                 3,554                4,329
                                              --------             --------
  Net interest expense                           2,533                3,455

Earnings before income taxes                     3,229                3,862

Provision for income taxes                       1,822                2,162
                                              --------             --------

    Net earnings                              $  1,407             $  1,700
                                              ========             ========

        The accompanying notes are an integral part of these statements.

                       SHOPPERS FOOD WAREHOUSE CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                          First quarter (13 weeks) ended
                                                       -----------------------------------
                                                           April 29,            May 1,
                                                             2000                1999
                                                       ---------------      --------------
                                                       (Post-SUPERVALU      (Pre-SUPERVALU
                                                         acquisition)         acquisition)
                                                       ---------------      --------------
Net cash provided by operating activities                   $ 4,730             $  8,668
                                                            -------             --------

Cash flows from investing activities:

    Capital expenditures                                     (3,899)                (786)
    Purchase of short-term investments                            -                  (45)
                                                            -------             --------
       Net cash used in investing activities                 (3,899)                (831)
                                                            -------             --------

Cash flows from financing activities:

    Cash provided to affiliated companies                    (2,738)             (12,819)
    Principal payments under capital lease obligations         (402)                (172)
                                                            -------             --------
       Net cash used in financing activities                 (3,140)             (12,991)
                                                            -------             --------

       Net decrease in cash and cash equivalents             (2,309)              (5,154)

Cash and cash equivalents at beginning of period              3,390                6,602
                                                            -------             --------

       Cash and cash equivalents at end of period           $ 1,081             $  1,448
                                                            =======             ========

Supplemental Cash Flow Information:

    Disclosure of noncash investing activity
       Assets acquired under capital lease                  $10,910             $      -
                                                            =======             ========

        The accompanying notes are an integral part of these statements.

                       SHOPPERS FOOD WAREHOUSE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

The accompanying consolidated financial statements of the Company as of April 29, 2000, and for the 13 weeks ended April 29, 2000, and May 1, 1999, have not been audited. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements.

In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position of the Company as of April 29, 2000, and the results of its operations for the 13-week periods ended April 29, 2000, and May 1, 1999.


NOTE 2 - ACQUISITION

On August 31, 1999, Richfood Holdings, Inc. ("Richfood") was acquired in a merger by a wholly-owned subsidiary of SUPERVALU INC., a Delaware corporation ("SUPERVALU"), and the Company became an indirect, wholly-owned subsidiary of SUPERVALU at that time ("the SUPERVALU acquisition"). Prior to August 31, 1999, the Company was an indirect, wholly-owned subsidiary of Richfood. SUPERVALU has accounted for the acquisition of Richfood using the purchase method of accounting and, accordingly, a new accounting basis was established as of August 30, 1999 and was used for the remaining twenty-two weeks of fiscal 2000. The assets and liabilities of Shoppers were restated to reflect their estimated fair market values as of that date. The excess of the purchase price paid for the Company over its net assets acquired (goodwill) of $310,076 has been pushed down to the Company. The goodwill is being amortized on a straight-line basis over 40 years. Certain financial statements and related footnote amounts for periods prior to the SUPERVALU acquisition may not be comparable to corresponding amounts subsequent to the acquisition.


NOTE 3 - TRANSACTIONS WITH AFFILIATES

The April 29, 2000 consolidated balance sheet includes $49.3 million due to affiliates compared to $52.0 million at January 29, 2000. The $49.3 million consists primarily of amounts due to SUPERVALU for the purchase of bonds and amounts due for inventory purchases and general and administrative expenses.


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


Results of Operations
---------------------

Sales decreased by $5.5 million to $214.6 million during the 13 weeks ended April 29, 2000, compared to $220.1 million during the 13 weeks ended May 1, 1999, a decrease of 2.5%. This decrease was due primarily to a decrease in comparable store sales of 2.7% for the 13 weeks ended April 29, 2000, compared to the corresponding period of the prior year. The decrease in comparable store sales was due primarily to increased competition.

Gross profit, as a percentage of sales, remained essentially flat at approximately 25.0% during both the 13 weeks ended April 29, 2000 and the 13 weeks ended May 1, 1999.

Selling and administrative expenses, as a percentage of sales, were 22.2% for the 13 weeks ended April 29, 2000, compared to 21.7% for the 13 weeks ended May 1, 1999, reflecting flat expense levels year over year on a reduced sales basis.

Operating income was $5.8 million for the 13 weeks ended April 29, 2000, compared to $7.3 million for the 13 weeks ended May 1, 1999. The decrease was primarily due to the decrease in sales.

Interest income increased to approximately $1.0 million for the 13 weeks ended April 29, 2000, compared to $0.9 million for the 13 weeks ended May 1, 1999, due to an increase in the interest on the note receivable.

Interest expense decreased approximately $0.7 million, to $3.6 million for the 13 weeks ended April 29, 2000, compared to $4.3 million for the 13 weeks ended May 1, 1999, an 18.6% decrease. The reduction in interest expense was due to the retirement of $24.6 million of the Senior Notes in October 1999.

The effective income tax rate for the 13 weeks ended April 29, 2000, was 56.4% compared to 56.0% for the 13 weeks ended May 1, 1999. The increase is primarily attributable to decreased taxable earnings in relation to the fixed amount of acquisition non-deductible goodwill associated with the SUPERVALU acquisition.

Net income was $1.4 million for the 13 weeks ended April 29, 2000 compared to $1.7 million for the 13 weeks ended May 1, 1999, a decrease of 17.6%.


Liquidity and Capital Resources
-------------------------------

During the 13 weeks ended April 29, 2000, operating activities provided net cash of $4.7 million, compared to $8.7 million provided during the 13 weeks ended May 1, 1999. The decrease was due primarily to higher inventory levels, partially offset by an increase in accounts payable, and the decrease in deferred taxes.

Investing activities used net cash of $3.9 million during the 13 weeks ended April 29, 2000, compared to $0.8 million for the 13 weeks ended May 1, 1999. The increase was due mainly to $14.8 million of capital expenditures occurring during the first quarter of fiscal 2001, of which $10.9 million were funded through capital leases. The Company estimates that it will make total capital expenditures of approximately $44.3 million during the 52 weeks ending January 27, 2001, of which $23.0 million relates to capital leases for new stores. Management expects that these capital expenditures will be financed primarily through cash flows from operations, cash provided by affiliated companies and capital leases.

Financing activities used $3.1 million during the 13 weeks ended April 29, 2000, compared to using $13.0 million during the 13 weeks ended May 1, 1999. The decrease was primarily due to the change in cash provided to affiliated companies.

The Company believes that cash flows from Shoppers' operations as well as cash provided by affiliated companies will be adequate to meet its anticipated requirements for working capital, debt service, and capital expenditures.

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

                                        SHOPPERS FOOD WAREHOUSE CORPORATION



Date: June 13, 2000                     By: /s/ Pamela K. Knous
                                            -----------------------------------
                                            Pamela K. Knous
                                            Executive Vice President, Chief
                                            Financial Officer (authorized
                                            officer of the registrant and
                                            principal financial officer)