Form 10-Q
period 2000-07-29
SHOPPERS FOOD WAREHOUSE CORP
filed 2000-09-12
CIK 1043065

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (13 weeks) ended July 29, 2000.

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ------------------

Commission file number 333-32825



                          SHOPPERS FOOD WAREHOUSE CORP.
             (Exact name of registrant as specified in its charter)

           Delaware                                              53-0231809
           --------                                              ----------
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

At September 5, 2000, the registrant had 23,333 shares of Class A Common Stock, non-voting, $5.00 par value per share, outstanding and 10,000 shares of Class B Common Stock, voting, $5.00 par value per share, outstanding. The common stock of Shoppers Food Warehouse Corp. is not publicly traded.

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

                          SHOPPERS FOOD WAREHOUSE CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                              July 29,   January 29,
                                                                                2000        2000
                                                                            -----------  -----------
                                                                            (Unaudited)
                                  Assets

Current assets:
    Cash and cash equivalents                                                $  1,679     $  3,390
    Accounts receivable, net                                                   11,229       10,275
    Merchandise inventories                                                    33,843       31,324
    Deferred income taxes                                                       4,185        4,185
    Other current assets                                                        1,538        2,761
                                                                             --------     --------
       Total current assets                                                    52,474       51,935

Property and equipment, net                                                    72,565       64,017
Goodwill, net of accumulated amortization                                     301,858      305,431
Leasehold rights, net of accumulated amortization                              27,373       27,945
Note receivable                                                                44,563       42,491
Other assets                                                                      676          751
                                                                             --------     --------

       Total assets                                                          $499,509     $492,570
                                                                             ========     ========

               Liabilities and Stockholder's Equity

Current liabilities:
    Accounts payable                                                         $  8,751     $  6,245
    Accrued interest                                                            2,014        2,058
    Accrued insurance                                                           7,082        7,740
    Accrued expenses                                                           12,578       13,908
    Due to affiliates                                                          42,896       51,992
    Accrued income taxes                                                       11,689        9,315
    Other current liabilities                                                     618          618
                                                                             --------     --------
       Total current liabilities                                               85,628       91,876

Senior notes due 2004                                                         180,045      181,748
Capital lease obligations                                                      22,378       12,034
Deferred income taxes                                                          14,218       14,218
Other liabilities                                                                 678          803
                                                                             --------     --------

       Total liabilities                                                      302,947      300,679
                                                                             --------     --------

Stockholder's equity:
    Class A common stock, nonvoting, par value $5 per share, 25,000
       shares authorized; 23,333 1/3 shares issued and outstanding                117          117

    Class B common stock, voting, par value $5 per share, 25,000
       shares authorized; 10,000 shares issued and outstanding                     50           50

    Additional paid-in capital                                                189,241      189,241
    Retained earnings                                                           7,154        2,483
                                                                             --------     --------

       Total stockholder's equity                                             196,562      191,891
                                                                             --------     --------

       Total liabilities and stockholder's equity                            $499,509     $492,570
                                                                             ========     ========

        The accompanying notes are an integral part of these statements.

                          SHOPPERS FOOD WAREHOUSE CORP.
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                                 (In thousands)

                                            Second quarter (13 weeks) ended          Year-to-date (26 weeks) ended
                                          ------------------------------------   -----------------------------------
                                               July 29,           July 31,            July 29,           July 31,
                                                2000               1999                2000               1999
                                          ------------------  ----------------   -----------------  ----------------
                                           (Post-SUPERVALU     (Pre-SUPERVALU     (Post-SUPERVALU    (Pre-SUPERVALU
                                            acquisition)        acquisition)        acquisition)      acquisition)
                                          ------------------  ----------------   -----------------  ----------------
Sales                                     $         224,955    $      219,784    $        439,591   $        439,853
Cost of sales                                       168,701           164,283             329,924            329,268
                                          ------------------  ----------------   -----------------  -----------------

  Gross profit                                       56,254            55,501             109,667            110,585
                                          ------------------  ----------------   -----------------  -----------------


Selling and administrative expenses                  47,279            47,856              94,930             95,623
                                          ------------------  ----------------   -----------------  -----------------

  Operating income                                    8,975             7,645              14,737             14,962

Interest income                                       1,190               853               2,211              1,727
Interest expense                                      3,707             4,329               7,261              8,658
                                          ------------------  ----------------   -----------------  -----------------
  Net interest expense                                2,517             3,476               5,050              6,931

Earnings before income taxes                          6,458             4,169               9,687              8,031

Provision for income taxes                            3,194             2,253               5,016              4,415
                                          ------------------  ----------------   -----------------  -----------------

  Net earnings                            $           3,264    $        1,916    $          4,671   $          3,616
                                          ==================  ================   =================  =================


        The accompanying notes are an integral part of these statements.

                          SHOPPERS FOOD WAREHOUSE CORP.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                            Year-to-date (26 weeks) ended
                                                                        ------------------------------------
                                                                             July 29,            July 31,
                                                                               2000                1999
                                                                        -----------------   ----------------
                                                                         (Post-SUPERVALU     (Pre-SUPERVALU
                                                                           acquisition)       acquisition)
                                                                        -----------------   ----------------
Net cash provided by operating activities                               $          9,324    $         7,621
                                                                        -----------------    ---------------

Cash flows from investing activities:

    Capital expenditures                                                         (3,343)             (4,053)
    Reimbursement of renovation costs from landlord                               4,371                  --
                                                                        -----------------    ---------------
       Net cash provided by (used in) investing activities                        1,028              (4,053)
                                                                        -----------------    ---------------

Cash flows from financing activities:

    Cash provided to affiliated companies                                        (9,096)             (7,857)
    Principal payments under capital lease obligations                           (2,967)               (300)
                                                                        -----------------    ---------------
       Net cash used in financing activities                                    (12,063)             (8,157)
                                                                        -----------------    ---------------

       Net decrease in cash and cash equivalents                                 (1,711)             (4,589)

Cash and cash equivalents at beginning of period                                  3,390               6,602
                                                                        -----------------    ---------------

       Cash and cash equivalents at end of period                         $       1,679        $      2,013
                                                                        =================    ===============


Supplemental Cash Flow Information:

Disclosure of noncash investing activity
   Assets acquired under capital lease                                  $        13,311      $           --
                                                                        =================    ===============


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

The accompanying consolidated financial statements of the Company as of July 29, 2000, and for the 13 weeks and 26 weeks ended July 29, 2000, and July 31, 1999, have not been audited. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements.

In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position of the Company as of July 29, 2000, and the results of its operations for the 13-week and 26-week periods ended July 29, 2000, and July 31, 1999.


NOTE 2 - ACQUISITION

On August 31, 1999, Richfood Holdings, Inc. ("Richfood") was acquired in a merger by a wholly-owned subsidiary of SUPERVALU INC., a Delaware corporation ("SUPERVALU"), and the Company became an indirect, wholly-owned subsidiary of SUPERVALU at that time ("the SUPERVALU acquisition"). Prior to August 31, 1999, the Company was an indirect, wholly-owned subsidiary of Richfood. SUPERVALU has accounted for the acquisition of Richfood using the purchase method of accounting and, accordingly, a new accounting basis was established as of August 31, 1999 and was used for the remaining twenty-two weeks of fiscal 2000. The assets and liabilities of Shoppers were restated to reflect their estimated fair market values as of that date. The excess of the purchase price paid for the Company over its net assets acquired (goodwill) of $310,076 has been pushed down to the Company. The goodwill is being amortized on a straight-line basis over 40 years. Certain financial statements and related footnote amounts for periods prior to the SUPERVALU acquisition may not be comparable to corresponding amounts subsequent to the acquisition.


NOTE 3 - TRANSACTIONS WITH AFFILIATES

The July 29, 2000 consolidated balance sheet includes $42.9 million due to affiliates compared to $52.0 million at January 29, 2000. The $42.9 million consists primarily of amounts due to SUPERVALU for the purchase of bonds and amounts due for inventory purchases and general and administrative expenses.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private
-------------------------------------------------------------------------------
Securities Litigation Reform Act of 1995
----------------------------------------

The information in this Quarterly Report includes forward-looking statements. Important risks and uncertainties that could cause actual results to differ materially from those discussed in such forward looking statements are: the impact of changing economic or business conditions, the impact of competition, the nature and extent of the consolidation of the retail food and food distribution industries, the ability to attract and retain customers for the company's businesses, the ability to control food distribution costs, the ability of the Company to grow through acquisition and assimilate acquired entities, the availability of favorable credit and trade terms, food price changes and other risk factors inherent in the food wholesaling and retail businesses. Other risks or uncertainties may be detailed from time to time in the Company's future Securities and Exchange Commission filings.

Results of Operations
---------------------

RESULTS FOR THE QUARTER:

Sales increased by $5.2 million to $225.0 million during the 13 weeks ended July 29, 2000, compared to $219.8 million during the 13 weeks ended July 31, 1999, an increase of 2.4%. This increase was due primarily to two new stores and two store remodels which have occurred since last year second quarter, offset, in part, by the closing of one store last year. Comparable store sales increased 0.7% for the 13 weeks ended July 29, 2000, compared to the corresponding period of the prior year. The increase in comparable store sales was due primarily to the completion of the two remodels during the current year.

Gross profit, as a percentage of sales, was 25.0% during the 13 weeks ended July 29, 2000, compared to 25.3% during the 13 weeks ended July 31, 1999. The decrease was primarily due to higher promotional activities.

Selling and administrative expenses, as a percentage of sales, were 21.0% for the 13 weeks ended July 29, 2000, compared to 21.8% for the 13 weeks ended July 31, 1999. The decrease was due primarily to decreased wages as a result of improved labor management and lower administrative and advertising costs.

Operating income was $9.0 million for the 13 weeks ended July 29, 2000, compared to $7.6 million for the 13 weeks ended July 31, 1999. The increase was primarily due to the decrease in selling and administrative expenses during the current year.

Interest income increased to approximately $1.2 million for the 13 weeks ended July 29, 2000, compared to $0.9 million for the 13 weeks ended July 31, 1999 due to an increase in the outstanding balance of the note receivable.

Interest expense decreased approximately $0.6 million, to $3.7 million for the 13 weeks ended July 29, 2000, compared to $4.3 million for the 13 weeks ended July 31, 1999, a 14.4% decrease. The reduction in interest expense was due to the retirement of $24.6 million of the Senior Notes in October 1999.

The effective income tax rate for the 13 weeks ended July 29, 2000, was 49.5% compared to 54.0% for the 13 weeks ended July 31, 1999. The decrease is primarily attributable to increased taxable earnings in relation to the fixed amount of acquisition non-deductible goodwill associated with the SUPERVALU acquisition.

Net income was $3.3 million for the 13 weeks ended July 29, 2000 compared to $1.9 million for the 13 weeks ended July 31, 1999.

YEAR TO DATE RESULTS:

Sales remained relatively flat at $439.6 million for the 26 weeks ended July 29, 2000 compared to $439.9 million for the 26 weeks ended July 31, 1999. Comparable store sales decreased by 0.6% for the 26 weeks ended July 29, 2000, compared to the corresponding period of the prior year. The decrease in comparable store sales was due primarily to increased competition, offset, in part, by the two new remodels completed since the end of the prior year.

Gross profit, as a percentage of sales, was relatively flat at 24.9% for the 26 weeks ended July 29, 2000 and 25.1% for the 26 weeks ended July 31, 1999.

Selling and administrative expenses, as a percentage of sales, were 21.6% for the 26 weeks ended July 29, 2000, compared to 21.7% for the 26 weeks ended July 31, 1999.

Operating income was $14.7 million for the 26 weeks ended July 29, 2000, compared to $15.0 million for the 26 weeks ended July 31, 1999, a decrease of 1.5%.

Interest income increased to approximately $2.2 million for the 26 weeks ended July 29, 2000, compared to $1.7 million for the 26 weeks ended July 31, 1999, due to an increase in the outstanding balance of the note receivable.

Interest expense decreased approximately $1.4 million, to $7.3 million for the 26 weeks ended July 29, 2000, compared to $8.7 million for the 26 weeks ended July 31, 1999, a 16.1% decrease. The reduction in interest expense was due to the retirement of $24.6 million of the Senior Notes in October 1999.

The effective income tax rate for the 26 weeks ended July 29, 2000, was 51.8% compared to 55.0% for the 26 weeks ended July 31, 1999. The decrease is primarily attributable to increased taxable earnings in relation to the fixed amount of acquisition non-deductible goodwill associated with the SUPERVALU acquisition.

Net income was $4.7 million for the 26 weeks ended July 29, 2000 compared to $3.6 million for the 26 weeks ended July 31, 1999, an increase of 29.2%.

Liquidity and Capital Resources
-------------------------------

During the 26 weeks ended July 29, 2000, operating activities generated net cash of $9.3 million, compared to $7.6 million provided during the 26 weeks ended July 31, 1999. The increase was due primarily to higher operating earnings in the current year.

Investing activities generated net cash of $1.0 million during the 26 weeks ended July 29, 2000 compared to using $4.1 million for the 26 weeks ended July 31, 1999. The increase in net cash provided was due to the reimbursement of $4.4 million of renovation costs by a landlord. The Company estimates that it will make total capital expenditures of approximately $44.0 million during the 52 weeks ending February 3, 2001, of which $23.0 million relates to capital leases for new stores. Management expects that these capital expenditures will be financed primarily through cash flows from operations, cash provided by affiliated companies and capital leases.

Financing activities used $12.1 million during the 26 weeks ended July 29, 2000, compared to using $8.2 million during the 13 weeks ended July 31, 1999. The increase was due to the change in cash provided to affiliated companies and an increase in payments on capital leases.

The Company believes that cash flows from Shoppers' operations as well as cash provided by affiliated companies will be adequate to meet its anticipated requirements for working capital, debt service, and capital expenditures.

                           PART II - Other Information



Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities and Use of Proceeds

N/A

Item 3.  Defaults Upon Senior Securities

N/A

Item 4.  Submission of Matters to a Vote of Security Holders

N/A

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(A)  Exhibits

27.1  Financial Data Schedule

(B)  Reports on Form 8-K

None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SHOPPERS FOOD WAREHOUSE CORP.



    Date: September 12, 2000           By: /s/ Pamela K. Knous
                                          --------------------------------------
                                           Pamela K. Knous
                                           Executive Vice President, Chief
                                           Financial Officer (authorized officer
                                           of the registrant and principal
                                           financial officer)