Form 10-K405
period 2001-01-27
SHOPPERS FOOD WAREHOUSE CORP
filed 2001-04-17
CIK 1043065

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                                  (Mark One)
(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 27, 2001
                                  ----------------

( ) Transition report pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the transition period from         to
                                                      ---------   ---------

                       Commission file number 333-32825
                                              ---------

                        SHOPPERS FOOD WAREHOUSE CORP.
            (Exact name of registrant as specified in its charter)

                     Delaware                            53-0231809
                     --------                            ----------
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)             Identification No.)


  11840 Valley View Road, Eden Prairie, Minnesota            55344
  -----------------------------------------------            -----
     (Address of principal executive offices)              (Zip Code)

     Registrant's telephone number, including area code            (958) 828-4000
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

At March 6, 2001, the registrant had 23,333 shares of Class A Common Stock, nonvoting, $5.00 par value per share, outstanding and 10,000 shares of Class B Common Stock, voting, $5.00 par value per share, outstanding. The common stock of Shoppers Food Warehouse Corp. is not publicly traded.

The registrant meets the conditions as set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

The exhibit index begins at page 28 of this Form 10-K.

                               Table of Contents

                                     PART I
                                     ------

                                                                            Page
                                                                            ----
Item 1.    Business                                                            3

Item 2.    Properties                                                          6

Item 3.    Legal Proceedings                                                   6
Item 4.    Submission of Matters to a Vote of Security Holders                 6

                                     PART II
                                     -------

Item 5.    Market for the Registrant's Common
           Equity and Related Stockholder Matters                              6

Item 6.    Selected Financial Data                                             6

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                       6


Item 7A.   Quantitative and Qualitative Disclosures about
           Market Risk                                                         9

Item 8.    Financial Statements and Supplementary Data                        10

Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure                             24

                                    PART III
                                    --------

Item 10.   Directors, Executive Officers, Promoter and
           Control Persons of the Registrant                                  24

Item 11.   Executive Compensation                                             24
Item 12.   Security Ownership of Certain Beneficial
           Owners and Management                                              24

Item 13.   Certain Relationships and Related Transactions                     24

                                     PART IV
                                     -------

Item 14.   Exhibits, Financial Statement Schedules
           and Reports on Form 8-K                                            24

                                    PART I
                                    ------

Forward Looking Statements
--------------------------

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

Item 1. Business
------  --------

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

On August 31, 1999, Richfood was acquired in a merger by a wholly-owned subsidiary of SUPERVALU INC., a Delaware corporation ("SUPERVALU"), and the Company became an indirect, wholly-owned subsidiary of SUPERVALU. SUPERVALU is operating Shoppers as a distinct unit within its retail division.

Shoppers' principal executive offices are located at 11840 Valley View Road, Eden Prairie, Minnesota, 55344. The telephone number of Shoppers is 952-828-4000.

Operations
----------

Shoppers is a leading supermarket operator in Greater Washington, D.C. (as defined below), operating 40 stores under the "Shoppers Food Warehouse" and "Shoppers Club" names, that targets the price-conscious segment of its market area in densely populated suburban areas. Shoppers operates warehouse-style, price impact supermarkets that are designed to offer the lowest overall prices in its market area by passing on to the consumer savings achieved through labor efficiencies and lower overhead associated with the warehouse format, while providing the product selection and quality associated with a conventional supermarket format. Shoppers' stores are generally open 18 hours per day seven days a week (allowing for shelf restocking while the stores are closed) and offer a full range of fresh produce, fresh baked goods, fresh meats and seafood, frozen foods, traditional grocery items and certain non-food items such as health and beauty aids, cookware, greeting cards, magazines and seasonal items. Shoppers' stores also have service delicatessens, with some stores offering hot and cold prepared food and self-service soup and salad bars. All 40 of the Company's supermarkets have a delicatessen, a bakery and a floral department and 21 stores have a beer and wine department. Shoppers' store equipment and facilities are generally in good condition.

The Company's stores range in size from approximately 20,000 to 77,000 total square feet and average approximately 47,000 square feet. Shoppers' stores can be categorized by size as follows: (i) 9 stores smaller than 40,000 square feet;
(ii) 11 stores ranging from 40,000 to 50,000 square feet; and (iii) 20 stores between 50,000 and 77,000 square feet. The stores in the first category generally are older stores located in densely populated areas. Despite their age and size, as a group, these stores generally continue to perform well in terms of sales per square foot and profitability. The next size category represents stores that more closely resemble the store sizes operated by conventional supermarket competitors in the local area. Finally, the category representing the largest size stores includes the nine "Shoppers Club" supermarkets (averaging approximately 67,900 total square feet per store). These larger size supermarkets generally have more space devoted to specialty departments and offer more "club pack" size products.

Store Expansion and Remodeling
------------------------------

Shoppers has plans to open large new stores and upgrade existing stores. Shoppers has opened 8 new stores since July 1997 and is currently considering expanding or remodeling at least 6 stores during fiscal 2002. Of its existing 40 stores, 31 are larger than 40,000 square feet, and all but one of the Company's stores were opened, remodeled or expanded during the last ten years, 15 of which occurred within the last five years. The Company believes that its existing supermarkets generally have well-established locations with favorable lease terms (including multiple options), are in good condition and require only routine maintenance.

The following chart sets forth certain information concerning Shoppers stores during the past five fiscal years:

                                                               Fiscal Year
                                                            -----------------
                                                   1997     1998    1999     2000     2001
                                                   ----     ----    ----     ----     ----
Number of Stores at Beginning of Period             34       34      37       38       36
New Stores Opened                                    0        3       1        0        4
Stores Closed                                        0        0       0        2        0
                                                     -        -       -        -        -
Stores at End of Period                             34       37      38       36       40
Remodeled/Expanded                                   2        0       2        2        1

Product Selection
-----------------

The Company believes that in recent years consumers have shown an increasing preference for food stores that offer not only the wide variety of food and non-food items carried by conventional supermarkets, but also an expanded assortment of high-quality specialty food items and fresh produce. To respond to this trend, Shoppers offers a complete line of produce, fresh baked goods, fresh packaged meat, seafood products and floral assortments and provides service in these departments at the customer's request. This strategy provides consumers with a wider selection of higher quality products and convenience foods, while shifting its sales mix toward higher gross margin products.

Shoppers' largest supermarkets carry over 45,000 Stock Keeping Units ("SKU's"). Its merchandising program is designed to offer customers a wide selection of products at prices that are generally below those of its primary supermarket competitors. Shoppers accomplishes this by carrying slightly fewer items than its local supermarket competitors, primarily through pursuing less duplication of products in smaller sizes. This program also includes a critical assessment of existing store layouts, shelving and product mix. The Company monitors SKUs to identify slow-moving products that may be replaced with new products.

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

Purchasing, Warehousing and Distribution
----------------------------------------

Shoppers purchases approximately 75% of its inventory from the Eastern Region of SUPERVALU. Because Shoppers' stores receive most of their deliveries from SUPERVALU almost daily, Shoppers maintains no warehouse storage space. SUPERVALU's large volume purchasing results in significant cost savings to Shoppers.

Shoppers also purchases merchandise sold in its supermarkets, in particular, beverages and snack products, from sources other than SUPERVALU.

Advertising and Promotion
-------------------------

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

Competition
-----------

The supermarket industry is highly competitive and characterized by narrow profit margins. Shoppers' competitors include national, regional and local supermarket chains, independent grocery stores, specialty food stores, warehouse club stores, drug stores and convenience stores. Supermarket chains generally compete on the basis of location, quality of products, service, price, product variety and store condition. Shoppers competes by providing its customers with exceptional value by offering quality produce and fresh foods, an unusual combination of higher-end specialty departments with self-service and discount price features, and a selection of national brand groceries and private label goods, all at competitive prices. Shoppers is the largest supermarket chain targeting the price-conscious segment in Greater Washington, D.C. While similar in most respects to conventional supermarket operators, Shoppers' stores offer a greater selection of "club size" products, along with popular-sized brands. Through this approach, Shoppers has established a unique niche among supermarket operators in Greater Washington, D.C.

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

Employees
---------

As of January 27, 2001, Shoppers employed approximately 5,000 people, of whom approximately 1,500 were full-time. Approximately 4,800 employees were covered by collective bargaining agreements with various locals of two unions. Shoppers has an agreement with United Food and Commercial Workers, Local 400, which will expire July 1, 2004 and covers approximately 4,500 retail clerks and meat cutters, and an agreement with United Food and Commercial Workers, Local 27, which will expire September 30, 2001 and covers approximately 300 retail clerks and meat cutters.

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

Item 2. Properties
------  ----------

Shoppers has 18 supermarkets in Virginia and 22 in Maryland, all of which are leased. Most of the Company's long-term leases have favorable terms.

Shoppers leases an 86,000 square foot office building located in Lanham, MD that serves as its corporate offices. The lease commenced in 1990 and expires in 2010. The Company subleases approximately 24,251 square feet of this office building to unrelated third parties.

Item 3. Legal Proceedings
------  -----------------

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company.

Item 4. Submission of Matters to a Vote of Security Holders
------  ---------------------------------------------------

Information omitted in accordance with General Instruction I (2)(c).


                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
------  ---------------------------------------------------------------------

The Common Stock of Shoppers Food Warehouse Corp. is not publicly traded.

Item 6. Selected Financial Data
------  -----------------------

Information omitted in accordance with General Instruction I(2)(a).

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

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

Basis of Presentation
---------------------

Management's Discussion and Analysis, for analysis purposes, is comparing post-acquisition information for the current quarter and year to date with both pre and post-acquisition information for the same periods of last year. There are two different bases of accounting being used each of the two prior years, but management believes the comparison is useful.

Results of Operations
---------------------

Reference to "fiscal 2001" means the 52 weeks ended January 27, 2001, "fiscal 2000" means the 52 weeks ended January 29, 2000 and "fiscal 1999" means the 52 weeks ended January 30, 1999.

The results of operations in the financial statements present split periods due to the acquisition of Richfood by SUPERVALU that occurred August 30, 1999 and the acquisition of Dart by Richfood in 1998. SUPERVALU operates Shoppers as a distinct unit within its retail division. Management's Discussion and Analysis of Financial Condition and Results of Operations is based on results for the full year.

Fiscal 2001 Compared with Fiscal 2000
-------------------------------------

Sales were $892.5 million in 2001 compared to $885.4 million in fiscal 2000, an increase of 0.8%. The sales increase was primarily due to the opening of four new stores during fiscal 2001, offset by a decrease of 3.1% in comparable store sales compared to the prior year. The comparable store sales decrease is primarily due to cannibalization of existing Shoppers' stores and competitive market conditions.

Gross profit, as a percentage of sales, increased to 25.1% during fiscal 2001 compared to 24.7% during fiscal 2000. The increase in gross profit was primarily due to higher allowance income received from vendors and better buying.

Selling and administrative expenses, as a percentage of sales, remained flat at 19.9% during fiscal 2001 compared to fiscal 2000.

Operating income was $29.7 million for fiscal 2001 compared to $27.7 million in fiscal 2000. The increase was primarily due to the increase in gross profit as a percentage of sales during the current year, partially offset by increased selling and administrative expenses and increased amortization of goodwill and fixed assets as a result of the Richfood acquisition by SUPERVALU.

Interest income increased by approximately $0.8 million during fiscal 2001 compared to fiscal 2000 due to an increase in the outstanding balance of the note receivable.

Interest expense decreased approximately $0.2 million from $15.5 million during fiscal 2000 to $15.3 million during fiscal 2001. The reduction in interest expense was due to the retirement of $24.6 million of the Senior Notes in October 1999.

The effective income tax rate for fiscal 2001 was 53.7% compared to 56.4% for fiscal 2000. The decrease is primarily attributable to increased taxable earnings in relation to the fixed amount of non-deductible goodwill associated with the SUPERVALU acquisition.

Net income was $8.8 million during fiscal 2001 compared to $6.9 million in fiscal 2000, an increase of 26.9%.

Fiscal 2000 Compared with Fiscal 1999
-------------------------------------

Sales remained relatively flat, at $885.4 million in 2000 compared to $885.6 million in fiscal 1999. The sales decrease was primarily due to the closing of two stores during fiscal 2000. Comparable store sales were flat during fiscal 2000 and 1999.

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

Operating income was $27.7 million for fiscal 2000 compared to $29.8 million for fiscal 1999. The decrease was primarily due to the increased selling and administrative expenses and increased amortization of goodwill and fixed assets.

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

The effective income tax rate for fiscal 2000 was 56.4% compared to 54.3% for fiscal 1999. The increase was attributable to a full year's worth of additional acquisition-related goodwill as a result of the Dart Acquisition by Richfood in May 1998.

Net income was $6.9 million during fiscal 2000 compared to $7.1 million in fiscal 1999, a decrease of 2.4%.


Effects of Inflation
--------------------

During the last three fiscal years, the rate of general inflation has not had a significant impact on Shoppers' net sales or income.

Liquidity and Capital Resources
-------------------------------

During fiscal 2001, operating activities generated net cash of $10.1 million compared to generating $21.1 million during the prior fiscal year. The decrease was primarily due to an increase in accounts receivable, resulting from outstanding tenant allowance billings of over $6.0 million.

Investing activities used $17.3 million of Shoppers' cash during fiscal 2001 compared to $17.7 million during fiscal 2000. The decrease in cash usage was due primarily to a $4.4 million reimbursement from a landlord for renovation costs during the current year, offset by additional expenditures incurred in conjunction with the opening of four new stores. The Company made total capital expenditures of $32.5 million during fiscal 2001, of which $15.2 million relates to capital leases for new stores.

Financing activities generated $6.7 million during fiscal 2001 compared to $6.6 million used in the prior year. The change was primarily due to the $26.7 million bond purchase in the previous year, which was financed by an increase in the balance due to affiliates of $21.6 million.

The Company believes that cash flows from Shoppers' operations as well as cash provided by affiliated companies will be adequate to meet its anticipated requirements for working capital, debt service and capital expenditures.

New Accounting Standards
------------------------

Accounting for Derivative Instruments and Hedging Activities
Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. This statement, as amended by SFAS No. 137, establishes comprehensive accounting and reporting standards for derivative instruments and hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133, an Amendment of SFAS 133," which defers the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not expect the implementation of these pronouncements to have a material effect on the Company's financial condition or results of operations.

Revenue Recognition
In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements' ("SAB No. 101"). SAB No. 101, as amended, summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB No. 101 in fiscal 2001 did not have a material effect on the Company's financial position or results of operations.

The provisions for SAB No. 101 are effective for fiscal 2001, and for FASB No. 133, they are effective for fiscal 2002.

The financial Accounting Standards Board has recently issued an exposure draft for Business Combinations and Intangible Assets. One of the provisions of this exposure draft is to require use of a non-amortization approach to account for purchased goodwill. Under that approach, goodwill would not be amortized to earnings over a period of time. Instead, it would be reviewed for impairment and expensed against earnings only in the periods in which the recorded value of goodwill is more than its implied fair value. Goodwill amortization reduced the basic and diluted net earnings per share by $.36 and $.26 in 2001 and 2000, respectively. This exposure draft is not final and may change before any new accounting standard is adopted.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
-------  ----------------------------------------------------------

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

Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private
-------------------------------------------------------------------------------
Securities Litigation Reform Act of 1995
----------------------------------------

Any statements in this report regarding Shoppers' outlook for its businesses and their respective markets, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends and other matters, are forward-looking statements based of management's assumptions and beliefs. Such statements may be identified by such words or phrases as "will likely result," "are expected to," "will continue," "outlook," "is anticipated," "estimate," "project," "management believes" or similar expressions. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in such forward-looking statements and no assurance can be given that the results in any forward-looking statement will be achieved. For these statements, Shoppers claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The following is a summary of certain factors, the results of which, if markedly different from Shoppers' planning assumptions, could cause Shoppers' future results to differ materially from those expressed in any forward-looking statements contained in this report:

          (1) the impact of changing economic or business conditions;
          (2) competitive practices in the retail and food industries;
          (3) the nature and extent of the consolidation of the retail food and food distribution industries;
          (4) the ability of the Company to continue to recruit, train and retain quality franchise, licensed and corporate retail store operators;
          (5) the availability of favorable credit and trade terms;
          (6) food price changes; and
          (7) other risk factors inherent in the retail food business;
          (8) the ability of the Company's parent organization, SUPERVALU, to implement and achieve the expected benefits of its company-wide asset review program.

Item 8.   Financial Statements and Supplementary Data
------    -------------------------------------------

Financial Statements                                                            Page
--------------------                                                            ----
Independent Auditors' Report of KPMG LLP                                          11

Report of Independent Auditors of Ernst and Young, LLP                            12

Consolidated Balance Sheets                                                       13

Consolidated Statements of Earnings                                               14

Consolidated Statements of Stockholder's Equity                                   15

Consolidated Statements of Cash Flows                                             16

Notes to Consolidated Financial Statements                                        17

INDEPENDENT AUDITORS' REPORT
----------------------------

THE BOARD OF DIRECTORS
SHOPPERS FOOD WAREHOUSE CORP.

We have audited the accompanying consolidated balance sheets of Shoppers Food Warehouse Corp. and subsidiaries ("the Company") as of January 27, 2001 and January 29, 2000, and the related consolidated statements of operations, stockholder's equity and cash flows for the 52 weeks ended January 27, 2001, the 22 weeks ended January 29, 2000, and the 30 weeks ended August 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shoppers Food Warehouse Corp. and subsidiaries as of January 27, 2001 and January 29, 2000, and the results of their operations and their cash flows for the 52 weeks ended January 27, 2001, the 22 weeks ended January 29, 2000, and the 30 weeks ended August 30, 1999, in conformity with accounting principles generally accepted in the United States of America.



Norfolk, Virginia
March 9, 2001

THE BOARD OF DIRECTORS
SHOPPERS FOOD WAREHOUSE CORP.:

We have audited the accompanying consolidated statement of operations, stockholder's equity and cash flows of Shoppers Food Warehouse Corp. (a Delaware corporation and wholly owned indirect subsidiary of Dart Group Corporation) and subsidiaries (the "Company") for the thirty-seven week period ended January 30, 1999 and the fifteen week period ended May 18, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the operations and cash flows of Shoppers Food Warehouse Corp. and subsidaries for the thirty-seven week period ended January 30, 1999 and the fifteen week period ended May 18, 1998, in conformity with generally accepted accounting principles.



                                                 /s/ Ernst & Young LLP




Richmond, Virginia
April 26, 1999

                         SHOPPERS FOOD WAREHOUSE CORP.
                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                                                     January 27,       January 29,
                                                                                                        2001               2000
                                                                                                    ------------       ------------
                                                                 Assets
        Current assets:
            Cash and cash equivalents                                                               $      2,966       $      3,390
            Accounts receivable, net of allowance of $101 at January 27, 2001
             And $400 at January 29, 2000                                                                 20,120             10,275
            Merchandise inventories                                                                       38,065             31,324
            Deferred income taxes                                                                          3,365              4,185
            Other current assets                                                                           1,921              2,761
                                                                                                    ------------       ------------
                 Total current assets                                                                     66,437             51,935

        Property and equipment, net                                                                       88,400             64,017
        Goodwill, net of accumulated amortization of $10,489 at January 27, 2001
          and $2,784 at January 29, 2000                                                                 297,725            305,431
        Lease rights, net of accumulated amortization of $1,716 at January 27, 2001
          and $477 at January 29, 2000                                                                    26,706             27,945
        Note receivable, related party                                                                    46,897             42,491
        Other assets                                                                                         825                751
                                                                                                    ------------       ------------
                 Total assets                                                                       $    526,990       $    492,570
                                                                                                    ============       ============

                                                   Liabilities and Stockholder's equity
        Current liabilities:
            Accounts payable                                                                        $      8,861       $      6,245
            Accrued expenses                                                                              23,388             23,706
            Due to affiliates                                                                             63,677             51,992
            Accrued income taxes                                                                          16,122              9,315
            Current maturities of capital lease obligations                                                  658                618
                                                                                                    ------------       ------------
                 Total current liabilities                                                               112,706             91,876

        Senior notes due 2004                                                                            178,370            181,748
        Capital lease obligations                                                                         26,619             12,034
        Deferred income taxes                                                                              7,955             14,218
        Other liabilities                                                                                    678                803
                                                                                                    ------------       ------------
                 Total liabilities                                                                       326,328            300,679
                                                                                                    ------------       ------------

        Stockholder's equity:
            Class A common stock, nonvoting, par value $5 per share, 25,000
                 shares authorized; 23,333 1/3 shares issued and outstanding                                 117                117
            Class B common stock, voting, par value $5 per share, 25,000
                 shares authorized, 10,000 shares issued and outstanding                                      50                 50
            Additional paid-in capital                                                                   189,241            189,241
            Retained earnings                                                                             11,254              2,483
                                                                                                    ------------       ------------
                 Total stockholder's equity                                                              200,662            191,891
                                                                                                    ------------       ------------
                 Total liabilities and stockholder's equity                                         $    526,990       $    492,570
                                                                                                    ============       ============

  The accompanying notes are an integral part of these consolidated financial statements.

                         SHOPPERS FOOD WAREHOUSE CORP.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                (in thousands)


                                               Post-                Post-                Pre-
                                             SUPERVALU            SUPERVALU            SUPERVALU          Post-Dart       Pre-Dart
                                            Acquisition          Acquisition          Acquisition        Acquisition     Acquisition
                                          --------------       --------------       --------------      -------------    -----------
                                            January 27,          January 29,          August 30,         January 30,       May 18,
                                               2001                 2000                 1999                1999           1998
                                          --------------       --------------       --------------      -------------    -----------
                                            (52 weeks)           (22 weeks)           (30 weeks)          (37 weeks)     (15 weeks)
Sales                                     $     892,450        $     379,975        $     505,398       $    636,507     $   249,052
Cost of Sales                                   668,432              288,983              377,496            481,205         190,799
                                          -------------        -------------        -------------       ------------     -----------
    Gross profit                                224,018               90,992              127,902            155,302          58,253

Selling and administrative expenses             177,256               72,928              102,968            122,306          47,990
Depreciation and amortization                    17,039                6,601                8,706             10,130           3,354
                                          -------------        -------------        -------------       ------------     -----------
    Operating income                             29,723               11,463               16,228             22,866           6,909

Interest income                                   4,497                1,048                2,652              2,684           1,544
Interest expense                                 15,298                6,588                8,942             12,156           6,371
                                          -------------        -------------        -------------       ------------     -----------
    Net interest expense                         10,801                5,540                6,290              9,472           4,827

Earnings before income taxes                     18,922                5,923                9,938             13,394           2,082

Provision for income taxes                       10,151                3,440                5,510              7,505             890
                                          -------------        -------------        -------------       ------------     -----------

Net earnings                              $       8,771        $       2,483        $       4,428       $      5,889     $     1,192
                                          =============        =============        =============       ============     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         SHOPPERS FOOD WAREHOUSE CORP.
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                (in thousands)

                                                Post-             Post-                Pre-
                                              SUPERVALU         SUPERVALU           SUPERVALU          Post-Dart        Pre-Dart
                                             Acquisition       Acquisition         Acquisition        Acquisition      Acquisition
                                            ---------------  ----------------    ----------------   ---------------   -------------
                                             January 27,       January 29,          August 30,        January 30,        May 18,
                                                2001              2000                 1999              1999              1998
                                            ---------------  ----------------    ----------------   ---------------   -------------
                                               52 weeks)        (22 weeks)          (30 weeks)         (37 weeks)       (15 weeks)
Common Stock - Class A:
    Balance, beginning and end of
      Period                                $           117  $            117    $            117   $           117   $         117
                                            ===============  ================    ================   ===============   =============

Common Stock - Class B:
    Balance, beginning and end of           $            50  $             50    $             50   $            50   $          50
                                            ===============  ================    ================   ===============   =============
      Period

Paid-in-Capital:
    Balance, beginning of period            $       189,241  $        189,241    $        178,924   $       178,924   $           -
    Retire predecessor retained earnings                  -                 -              10,317                 -           6,973
    Acquisition consideration in
      excess of par value                                 -                 -                   -                 -         171,951
                                            ---------------  ----------------    ----------------   ---------------   -------------
    Balance, end of period                  $       189,241  $        189,241    $        189,241   $       178,924   $     178,924

Retained Earnings:
    Balance, beginning of period                      2,483                 -               5,889                 -           5,781
    Net income                                        8,771             2,483               4,428             5,889           1,192
    Acquisition                                           -                 -             (10,317                 -          (6,973)
                                            ---------------  ----------------    ----------------   ---------------   -------------
    Balance, end of period                  $        11,254  $          2,483    $              -   $         5,889   $           -
                                            ===============  ================    ================   ===============   =============

Common Stock Outstanding:
    Balance, beginning and end of
      Period                                             33                33                  33                33              33
                                            ===============  ================    ================   ===============   =============

       The accompanying notes are an integral part of these consolidated financial statements.

                         SHOPPERS FOOD WAREHOUSE CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                             Post-          Post-            Pre-
                                                           SUPERVALU      SUPERVALU        SUPERVALU      Post-Dart      Pre-Dart
                                                          Acquisition    Acquisition      Acquisition    Acquisition   Acquisition
                                                         -------------  --------------    ------------   -----------   ------------
                                                          January 27,    January 29,       August 30,    January 30,     May 18,
                                                             2001            2000             1999          1999           1998
                                                         -------------  --------------    ------------   -----------   ------------
                                                           (52 weeks)     (22 weeks)       (30 weeks)     (37 weeks)    (15 weeks)
Cash flows from operating activities:
  Net earnings                                           $       8,771   $       2,483    $      4,428   $     5,889   $      1,192
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:

     Depreciation and amortization                              17,039           6,601           8,706        10,130          3,354
     Amortization of deferred financing costs                        -               -               -             -            173
     Amortization of bond premium                               (3,378)         (1,571)         (1,905)       (2,554)             -
     Deferred income taxes                                      (5,443)            242             407        (2,237)          (217)
     Other                                                           -               -               -         1,588            294

  Changes in assets and liabilities:
     Accounts receivable                                        (9,845)         (3,786)          6,774        (4,368)        (1,445)
     Merchandise inventories                                    (6,741)         (1,558)          1,711         1,970          1,666
     Other current assets                                          840             925          (2,074)         (207)           348
     Other assets                                                  (97)            (30)            519           270            109
     Accounts payable                                            2,616          (7,368)          1,330       (30,924)         3,101
     Accrued expenses                                             (318)         11,484          (8,716)       (8,020)         6,615
     Other liabilities                                            (125)           (389)         (5,636)          560           (127)
     Accrued income taxes                                        6,807           3,258           5,256           (91)           524
                                                         -------------   -------------    ------------   -----------   ------------

     Net cash provided by (used in) operating activities        10,126          10,291          10,800       (27,994)        15,587

Cash flows from investing activities:
  Capital expenditures                                         (21,627)         (2,765)        (14,908)       (3,435)        (2,960)
  Reimbursement from landlord                                    4,371               -               -             -              -
  Purchase of short-term investments                                                 -               -        (1,449)        (2,155)
  Sales / maturities of short-term investments                       -               -               -         4,121              -
                                                         -------------   -------------    ------------   -----------   ------------
  Net cash used in investing activities:                       (17,256)         (2,765)        (14,908)         (763)        (5,115)

Cash flows from financing activities:
  Cash provided by affiliated companies                         11,685           2,702          21,554        19,838         (1,825)
  Purchase of bonds and bond premium                                 -         (26,657)              -             -              -
  Payments for acquisition and deferred financing costs              -               -               -          (116)          (178)
  Notes receivable from Dart                                    (4,406)         (1,443)         (2,188)        2,480          1,006
  Principal payments under capital lease obligations              (573)           (209)           (379)         (310)           (35)
                                                         -------------   -------------    ------------   -----------   ------------

  Net cash provided by (used in) financing activities            6,706         (25,607)         18,977        21,892         (1,032)

Net increase (decrease) in cash and cash equivalents              (424)        (18,081)         14,869        (6,865)         9,440
Cash and cash equivalents, beginning of period                   3,390          21,471           6,602        13,467          4,027
                                                         -------------   -------------    ------------   -----------   ------------
Cash and cash equivalents, end of period                 $       2,966   $       3,390    $     21,471   $     6,602   $     13,467
                                                         =============   =============    ============   ===========   ============

Supplemental Cash Flow Data:

Cash paid during the year for:
  Income taxes, net                                      $       2,682   $       4,210    $        100   $        20   $      1,242
  Interest                                                      18,791           8,231           9,749        19,593             47

 The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General
-------

The accompanying consolidated financial statements include the accounts of Shoppers Food Warehouse Corp. (a Delaware corporation) and its subsidiaries, (collectively "Shoppers" or the "Company") for the 52 weeks ended January 27, 2001 ("fiscal 2001"), the 30 weeks ended August 30, 1999 ("30 weeks of fiscal 2000"), the 22 weeks ended January 29, 2000 ("22 weeks of fiscal 2000"), the 37 weeks ended January 30, 1999 ("37 weeks of fiscal 1999") and the 15 weeks ended May 18, 1998 ("15 weeks of fiscal 1999"). All significant intercompany accounts and transactions have been eliminated. Shoppers operates in one business segment.

Fiscal Year
-----------

The Company's fiscal year ends on the Saturday closest to January 31.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid temporary cash investments with initial maturities of three months or less to be cash equivalents. At January 27, 2001 and January 29, 2000, there were no material cash equivalents.

Use of Estimates in Financial Statements
----------------------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Inventories
-----------

The Company's inventories are priced at the lower of cost or market. For substantially all inventories, cost is determined using the last-in, first-out ("LIFO") method. At both January 27, 2001 and January 29, 2000, the LIFO value of inventories approximated their replacement cost. Net income would have been higher by approximately $534,000, $197,000 and $200,000 for fiscal 2001, the 30 weeks ended August 30, 1999 and the 15 weeks ended May 18, 1998, respectively, if inventory had been priced on a FIFO basis.

Property and Equipment
----------------------

Property and equipment are stated at cost. Estimated useful lives are generally 10 to 40 years for buildings and major improvements, ten years for equipment and the shorter of the term of the lease or expected life for leasehold improvements. Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of their respective assets.

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

Leasehold Rights
----------------

Favorable lease rights are amortized over the term of the lease using the straight-line method.

Other Assets
------------

Other assets consist of long-term deposits and a non-compete agreement. The cost of the non-compete agreement is amortized straight line over the term of the non-compete agreement, which is 20 years.

Fair Value of Financial Instruments
-----------------------------------

At January 27, 2001 and January 29, 2000, the carrying amount of financial instruments included in current assets and current liabilities approximates fair value due to the short maturity of those instruments.

The fair value of the due to affiliates balance is not practical to estimate due to the nature of this obligation.

The fair value for the Company's fixed rate Senior Notes (see Note 4) is based on quoted market prices. The fair value of the Company's outstanding Senior Notes on January 27, 2001 was approximately $178.4 million compared to $181.7 million at January 29, 2000. The fair value of Notes Receivable from Dart (see
Note 8) approximates the carrying value.

Reclassifications
-----------------

Certain reclassifications have been made to prior years' financial statements to conform to the 2001 presentation. These reclassifications did not affect results of operations as previously reported.


NOTE 2 - ACQUISITIONS

SUPERVALU Acquisition
---------------------

On August 31, 1999, Richfood Holdings, Inc. ("Richfood") was acquired by a wholly owned subsidiary of SUPERVALU INC., a Delaware corporation ("SUPERVALU"), and the Company became an indirect, wholly-owned subsidiary of SUPERVALU at that time. SUPERVALU has accounted for the acquisition using the purchase method of accounting and, accordingly, a new accounting basis was established as of August 30, 1999 and was used for the remaining twenty-two weeks of fiscal 2000. The assets and liabilities of Shoppers were restated to reflect their estimated fair market values as of that date. The excess of the purchase price paid for the Company over its net assets acquired (goodwill) of $308,215 has been pushed down to the Company. The goodwill is being amortized on a straight-line basis over 40 years. Certain financial statement and related footnote amounts for periods prior to the SUPERVALU acquisition may not be comparable to corresponding amounts subsequent to the acquisition. Pro forma amounts have not been disclosed for the year ended January 29, 2000 in this report due to the immaterial difference between such amounts and the amounts in the consolidated financial statements presented.

NOTE 3 - PROPERTY AND EQUIPMENT

At January 27, 2001, and January 29, 2000, property and equipment consisted of the following:
                                                       2001            2000
                                                    -----------    -----------
         Land                                       $       800    $       800
         Buildings and leasehold improvements            33,652         12,302
         Equipment and fixtures                          62,851         49,544
         Construction in progress                         1,977          4,164
         Less:  Accumulated depreciation                (10,880)        (2,793)
                                                    -----------    -----------
         Net property and equipment                 $    88,400    $    64,017
                                                    ===========    ===========

Property and equipment includes $22.8 million of assets under a capital lease, less the related accumulated amortization of $2.7 million at January 27, 2001. Depreciation and amortization expense related to property and equipment, including assets under capital lease, was approximately $8.1 million, $3.5 million, $4.1 million, $3.7 million, $2.1 million and $5.0 million during fiscal 2001, the 22 weeks of fiscal 2000, the 30 weeks of fiscal 2000, the 37 weeks of fiscal 1999 and the 15 weeks of fiscal 1999, respectively.


NOTE 4 - LONG-TERM DEBT

Senior Notes
------------

In June 1997, the Company issued $200.0 million aggregate principal amount of 9 3/4% Senior Notes due 2004 (the "Senior Notes"). The net proceeds from the Senior Notes were $193.5 million (after fees and expenses of approximately $6.5 million)..

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

NOTE 5 - INCOME TAXES

The provision for income taxes is comprised of the following (in thousands):

                                  Post-               Post-                 Pre-
                                SUPERVALU           SUPERVALU             SUPERVALU          Post-Dart         Pre-Dart
                               Acquisition         Acquisition           Acquisition        Acquisition      Acquisition
                             ---------------     ----------------      ---------------     ------------      ------------
                               January 27,         January 29,            August 30,        January 30,         May 18,
                                  2001                2000                   1999              1999               1998
                             ---------------     ----------------      ---------------     ------------      ------------
                               (52 weeks)           (22 weeks)           (30 weeks)          (37 weeks)        (15 weeks)
Current income
 tax provision:
   Federal                   $        13,389     $          2,888      $         4,549     $      8,562      $      1,070
   State                               2,205                  310                  554            1,180                37
Deferred income
 tax provision (benefit):
   Federal                            (4,532)                 202                  339           (1,895)             (222)
   State                                (911)                  40                   68             (342)                5
                             ---------------     ----------------      ---------------     ------------      ------------
      Total                  $        10,151     $          3,440      $         5,510     $      7,505      $        890
                             ===============     ================      ===============     ============      ============

This effective income tax rate is reconciled to the Federal statutory rate as follows:

                                 Post-               Post-                 Pre-
                               SUPERVALU           SUPERVALU            SUPERVALU           Post-Dart         Pre-Dart
                              Acquisition         Acquisition          Acquisition         Acquisition       Acquisition
                            ----------------    -----------------    -----------------    --------------    --------------
                              January 27,         January 29,           August 30,         January 30,         May 18,
                                  2001                2000                 1999               1999               1998
                            ----------------    -----------------    -----------------    --------------    --------------
                              (52 weeks)           (22 weeks)           (30 weeks)          (37 weeks)        (15 weeks)
Federal statutory rate                35.0%                35.0%                35.0%            35.0%              35.0%
Increase in taxes
resulting from:

State income taxes, net
  of federal income tax
  benefit                              4.4                  4.0                  4.0              4.1                1.3
Amortization of
  goodwill                            14.3                 19.0                 16.0             16.9                6.4
                             -------------       --------------       --------------     ------------      -------------

Effective tax rate                    53.7%                58.0%                55.0%            56.0%              42.7%
                             =============       ==============       ==============     ============      =============

As a result of the Dart Acquisition and the SUPERVALU acquisition, certain differences have arisen between the book and tax basis of various assets and liabilities of the Company and are reflected in the table that follows. Temporary differences that give rise to the deferred tax assets and liabilities on a consolidated basis are as follows (in thousands):

                                                                    Post-                    Post-
                                                                  SUPERVALU                SUPERVALU
                                                                 Acquisition              Acquisition
                                                              -----------------       -----------------
                                                               January 27, 2001        January 29, 2000
                                                              -----------------       -----------------
                                                                  (52 weeks)               (52 weeks)
              Deferred tax assets:
                Accrued expenses                                  $           -           $         182
                Deferred rent                                                 -                     566
                Reserves for store closings and other                        41
                Capital lease                                            13,639                   4,845
                Employee benefits                                         2,913                   3,078
                Deferred income                                             259                     307
                Other                                                     2,530                   1,422
                                                                  -------------           -------------
                                                                  $      19,382           $      10,400

              Deferred tax liabilities:
                Depreciation                                      $       2,912           $       1,959
                Lease rights                                             10,883                   5,262
                Inventory                                                   722                   1,003
                Purchase accounting
                asset basis adjustments                                   9,328                   9,328
                Other                                                       127                   2,881
                                                                  -------------           -------------
                                                                  $      23,972           $      20,433
                                                                  -------------           -------------

              Net deferred tax liability                          $      (4,590)          $     (10,033)
                                                                  =============           =============

NOTE 6 - LEASE COMMITMENTS

The Company leases retail store space under noncancelable lease agreements ranging from 1 to 20 years. Renewal options are available on the majority of the leases for one or more periods of five years each. Most leases require the payment of taxes and maintenance costs, and some leases provide for additional rentals based on sales in excess of specified minimums. All store leases have stated periodic rental increases. The increases are amortized over the lives of the leases. Rent expense includes approximately $805,000, $334,000, $502,000, $712,000 and $294,000 of amortized rental increases for fiscal 2001, the 22 weeks of fiscal 2000, the 30 weeks of fiscal 2000, the 37 weeks of fiscal 1999 and the 15 weeks of fiscal 1999, respectively.

The following is a schedule of annual future minimum payments under capital leases and noncancelable operating leases, which have initial or remaining terms in excess of one year at January 27, 2001 (in thousands):

                                                                               Capital          Operating
       Fiscal Year                                                              Lease              Lease
       ----------------------------------------------------------------    -----------      -------------
       2002                                                                $    4,161       $     16,868
       2003                                                                     4,205             16,703
       2004                                                                     4,251             16,672
       2005                                                                     4,298             16,415
       2006 & after                                                            57,340            137,249
                                                                           ----------       ------------
          Total                                                            $   74,255       $    203,907
                                                                                            ============
       Imputed interest                                                        46,978
                                                                           ----------
       Present value of net minimum lease payments                             27,277
       Current maturities                                                         658
                                                                           ----------

       Long-term capital lease obligation                                  $   26,619
                                                                           ==========

Minimum capital lease and operating lease obligations have not been reduced by future minimum sublease rentals of approximately $2.2 million under noncancelable sublease agreements.

Rent expense for operating leases charged to operations is as follows (in thousands):

                                                  Post-               Pre-
                                                SUPERVALU           SUPERVALU           Post-Dart        Pre-Dart
                                               Acquisition         Acquisition         Acquisition      Acquisition
                         January 27,           January 29,         August 30,          January 30,        May 18,
                            2001                  2000                1999                1999             1998
                       ---------------      ----------------     -------------        ------------     -------------
                          (52 weeks)           (22 weeks)          (30 weeks)           (37 weeks)       (15 weeks)
Minimum
rentals                $        16,881      $          7,018     $      9,570         $     11,605     $       4,513
Contingent
rentals                          5,034                 2,209            2,653                3,860             1,390
                       ---------------      ----------------     ------------         ------------     -------------
  Total                $        22,013      $          9,227     $     12,223         $     15,465     $       5,903
                       ===============      ================     ============         ============     =============

Subleasing Agreements
---------------------

The Company received rental income of approximately $811,000, $68,000, $93,000, $207,000 and $40,000 during fiscal 2001, the 22 weeks ended January 29, 2000, the 30 weeks ended August 30, 1999, the 37 weeks of fiscal 1999 and the 15 weeks of fiscal 1999, respectively, which is included in selling and administrative expenses.

NOTE 7 - EMPLOYEE BENEFIT PLANS

401(k) Plan
-----------

The Company has a defined contribution 401(k) plan (the "401K Plan"), which is available to substantially all employees over the age of 21 who have completed one year of continuous service. Discretionary contributions are made by the Company, in trust, for the exclusive benefit of employees who participate in the 401K Plan. The Board of Directors authorized contributions of $405,423, $284,615, $115,384 and $400,000 to the 401K Plan during fiscal 2000, 37 weeks of fiscal 1999, 15 weeks of fiscal 1999 and fiscal 1998, respectively. The Company has accrued $600,000 as of January 27, 2001 for fiscal 2001 contributions to be made to the 401K Plan. Amounts accrued for the contributions to be made to the 401K Plan are included in accrued salaries and benefits in the accompanying financial statements.

Multi-employer Plans
--------------------

The Company made contributions to multi-employer plans for its union employees for pension, health and other benefits of $11.6 million, $5.5 million, $7.5 million, $8.5 million, $3.5 million and $12.1 million during fiscal 2001, the 22 weeks of fiscal 2000, the 30 weeks of fiscal 2000, the 37 weeks of fiscal 1999 and the 15 weeks of fiscal 1999, respectively.


NOTE 8 - TRANSACTIONS WITH AFFILIATES

Transactions with Richfood / SUPERVALU
--------------------------------------

The consolidated balance sheet includes $63.7 million and $52.0 million due to affiliates at January 27, 2001 and January 29, 2000, respectively. The amounts outstanding consist primarily of amounts due to SUPERVALU for the purchase of bonds, amounts due for incomes taxes, inventory purchases and general and administrative expenses. Inventory purchases from Richfood/SUPERVALU during fiscal 2001 totaled $447.3 million, and during the 22 weeks ended January 29, 2000 and the 30 weeks ended August 30, 1999, purchases from Richfood/SUPERVALU totaled $248.4 million and $301.0 million, respectively.

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

Dart Notes Receivable
---------------------

In connection with the 1992 sale of the assets of Total Beverage Corp. by the Company to Dart, the Company received a note receivable from Dart of approximately $1.5 million. In May 1998, the Company realized $1.2 million representing full settlement of this note. As a result, the Company received approximately $0.7 million in excess of the recorded estimated realizable value of the note, which was recognized in the Company's consolidated statement of operations during the 15-week period ended May 18, 1998.

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

As of January 29, 2001, approximately 4,500 employees of the Company are covered by a collective bargaining agreement with United Food and Commercial Workers, Local 400 that will expire on July 5, 2004. Another 300 employees are covered by a similar agreement, Local 27, which expires on September 30, 2001. The Company anticipates that both agreements will be renewed prior to their expiration dates.

Item 9.    Changes in and Disagreements with Accountants on Accounting and
-------    ---------------------------------------------------------------
             Financial Disclosure
             --------------------

             Not required to be included in this Form 10-K in accordance with the instructions to Item 304 of Regulation S-K.

                                   PART III

Item 10.   Directors, Executive Officers, Promoters and Control Persons of the
--------   -------------------------------------------------------------------
             Registrant.
             -----------

             Information omitted in accordance with General Instruction I(2)(c).

Item 11.   Executive Compensation.
-------    ----------------------

             Information omitted in accordance with General Instruction I(2)(c).

Item 12.   Security Ownership of Certain Beneficial Owners and Management.
-------    --------------------------------------------------------------

             Information omitted in accordance with General Instruction I(2)(c).

Item 13.   Certain Relationships and Related Transactions.
-------    ----------------------------------------------

             Information omitted in accordance with General Instruction I(2)(c).


                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------  ----------------------------------------------------------------

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

     10.1* Employment Agreement, dated August 18, 1997, between William White and Shoppers Food Warehouse Corp. (incorporated by reference to Exhibit 10.2 to the Dart Group Corporation (No. 0-1946) Quarterly Report on Form 10-Q filed with the SEC on September 15, 1997).

     10.2 Promissory Notes, dated September 26, 1997 and January 28, 1998, from Dart Group Corporation to Shoppers Food Warehouse Corp. (incorporated by reference to Exhibit 10.3 to Shoppers Food Warehouse Corp. Annual Report on Form 10-K filed with the SEC on May 1, 1998).

     *Exhibit 10.1 is a management contract required to be filed as an exhibit hereto.

(b)     Reports on Form 8-K

        1. Report dated February 21, 2000 reporting under Item 4 - Changes in Registrant's Certifying Accountant.
        2. Report dated December 15, 2000 reporting under Item 8 - Change in Fiscal Year.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         SHOPPERS FOOD WAREHOUSE CORP.


Date: April [_], 2001              By: /s/
      ------------------------         ---------------------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April [_], 2001                  /s/
      ------------------------         -----------------------------

                                            Director and Chief Executive Officer


Date: April [_], 2001                  /s/ Pamela K. Knous
      ------------------------         ---------------------------------
                                            Pamela K. Knous
                                            Vice President and Chief Financial
                                            Officer (Principal Accounting
                                            Officer)

Date: April [_], 2001                  /s/ David L. Boehnen
      ------------------------         --------------------------------
                                            David L. Boehnen
                                            Director


Date: April [_], 2001                  /s/ Jeffrey Noddle
      ------------------------         -------------------------------
                                            Jeffrey Noddle
                                            Director