Form 10-K405/A
period 2001-01-27
SHOPPERS FOOD WAREHOUSE CORP
filed 2001-04-25
CIK 1043065

                                   FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                       AMENDMENT TO APPLICATION OR REPORT

                Filed pursuant to Section 12, 13, or 15(d) of
                      THE SECURITIES EXCHANGE ACT OF 1934

                          SHOPPERS FOOD WAREHOUSE CORP.
                          -----------------------------
               (Exact name of registrant as specified in charter)


Commission file number: 333-32825


                                 AMENDMENT NO. 1

         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report Under Section 12 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended January 27, 2001 on Form 10-K as set forth below:

 (List all such items, financial statements, exhibits or other portions amended)

         Signature Page:

         The signature page to the report is hereby amended and restated by adding the name and signature of William J. White, Chief Executive Officer of the registrant, deleting the name and signature of Jeffrey Noddle, a Director, and adding in lieu thereof the name and signature of Michael L. Jackson, also a Director.

         Exhibit filed herewith:

         Exhibit 99.1.  Amended and Restated Signature Page.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   SHOPPERS FOOD WAREHOUSE CORP.
                                                            (Registrant)


Date:    April 25, 2001                            By:  /s/ Warren E. Simpson
                                                        ---------------------
                                                        Warren E. Simpson
                                                        Assistant Secretary