Form 10-Q
period 2001-07-28
SHOPPERS FOOD WAREHOUSE CORP
filed 2001-09-12
CIK 1043065

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (13 weeks) ended July 28, 2001.

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (952) 828-4000
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                      ---

At September 4, 2001 the registrant had 23,333 shares of Class A Common Stock, non-voting, $5.00 par value per share, outstanding and 10,000 shares of Class B Common Stock, voting, $5.00 par value per share, outstanding. The common stock of Shoppers Food Warehouse Corp. is not publicly traded.

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                                    PART I
                                    ------

Item 1.  Financial Statements
-------  --------------------

The consolidated financial statements included herein have been prepared by Shoppers Food Warehouse Corp. ("Shoppers" or the "Company") without audit (except for the consolidated balance sheet as of January 27, 2001, which has been derived from the audited consolidated balance sheet as of that date) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted because they are not applicable or not required.

It is suggested that these consolidated financial statements are read in conjunction with the consolidated financial statements and notes thereto included in Shoppers' Annual Report on Form 10-K for the fiscal year ended January 27, 2001.

                         SHOPPERS FOOD WAREHOUSE CORP.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                                              July 28,          January 27,
                                                                                                2001                 2001
                                                                                            ------------        -----------
                                             Assets
Current assets:
    Cash and cash equivalents                                                               $      2,036        $     2,966
    Accounts receivable, net                                                                      10,441             20,120
    Merchandise inventories                                                                       36,378             38,065
    Other current assets                                                                           4,122              5,286
                                                                                            ------------        -----------
         Total current assets                                                                     52,977             66,437

Property and equipment, net                                                                       86,081             88,400
Goodwill, net                                                                                    295,696            297,725
Lease rights, net                                                                                 26,133             26,706
Note receivable, related party                                                                    49,010             46,897
Other assets                                                                                         647                825
                                                                                            ------------        -----------
         Total assets                                                                       $    510,544        $   526,990
                                                                                            ============        ===========

                                    Liabilities and Stockholder's Equity
Current liabilities:
    Accounts payable                                                                        $      9,326        $     8,861
    Accrued expenses                                                                              21,809             23,388
    Due to affiliates                                                                             41,003             63,677
    Accrued income taxes                                                                          19,286             16,122
    Current maturities of capital lease obligations                                                  766                658
                                                                                            ------------        -----------
         Total current liabilities                                                                92,190            112,706

Senior notes due 2004                                                                            176,413            178,370
Capital lease obligations                                                                         26,181             26,619
Other liabilities                                                                                  8,702              8,633
                                                                                            ------------        -----------
         Total liabilities                                                                       303,486            326,328
                                                                                            ------------        -----------

Stockholder's equity:
    Class A common stock, nonvoting, par value $5 per share, 25,000
         shares authorized; 23,333 1/3 shares issued and outstanding                                 117                117
    Class B common stock, voting, par value $5 per share, 25,000
         shares authorized, 10,000 shares issued and outstanding                                      50                 50
    Additional paid-in capital                                                                   189,241            189,241
    Retained earnings                                                                             17,650             11,254
                                                                                            ------------        -----------
         Total stockholder's equity                                                              207,058            200,662
                                                                                            ------------        -----------
         Total liabilities and stockholder's equity                                         $    510,544        $   526,990
                                                                                            ============        ===========


       The accompanying notes are an integral part of these consolidated financial statements.

                         SHOPPERS FOOD WAREHOUSE CORP.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                (in thousands)


                                           Second quarter (13 weeks) ended         Year-to-date (26 weeks) ended
                                        -----------------------------------     ------------------------------------
                                            July 28,            July 29,            July 28,            July 29,
                                              2001                2000                2001                2000
                                        -----------------------------------     ------------------------------------
Sales                                   $        242,961    $        224,955    $        478,861    $        439,591
Cost of sales                                    179,400             168,701             356,874             329,924
                                        ----------------    ----------------    ----------------    ----------------

  Gross profit                                    63,561              56,254             121,987             109,667
                                        ----------------    ----------------    ----------------    ----------------

Selling and administrative expenses               53,071              47,279             104,098              94,930
                                        ----------------    ----------------    ----------------    ----------------

  Operating income                                10,490               8,975              17,889              14,737

Interest income                                    1,130               1,190               2,639               2,211
Interest expense                                   3,824               3,707               7,707               7,261
                                        ----------------    ----------------    ----------------    ----------------
  Net interest expense                             2,694               2,517               5,068               5,050

Earnings before income taxes                       7,796               6,458              12,821               9,687

Provision for income taxes                         3,778               3,194               6,425               5,016
                                        ----------------    ----------------    ----------------    ----------------

    Net earnings                        $          4,018    $          3,264    $          6,396    $          4,671
                                        ================    ================    ================    ================

  The accompanying notes are an integral part of these consolidated financial statements.

                         SHOPPERS FOOD WAREHOUSE CORP.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                 Year-to-date (26 weeks) ended
                                                                               ---------------------------------
                                                                                July 28, 2001      July 29, 2000
                                                                               ---------------    --------------
                    Net cash provided by operating activities:                          24,698             9,324
                                                                               ---------------    --------------

                    Cash flows from investing activities:
                      Capital expenditures                                              (2,624)           (3,343)
                      Reimbursement of renovation costs from landlord                        -             4,371
                                                                               ---------------    --------------
                      Net cash (used in) provided by investing activities               (2,624)            1,028
                                                                               ---------------    --------------

                    Cash flows from financing activities:
                      Cash provided to affiliated companies                            (22,674)           (9,096)
                      Principal payments under capital lease obligations                  (330)           (2,967)
                                                                               ---------------    --------------
                      Net cash used in financing activities                            (23,004)          (12,063)
                                                                               ---------------    --------------

                    Net decrease in cash and cash equivalents                             (930)           (1,711)
                    Cash and cash equivalents, beginning of period                       2,966             3,390
                                                                               ---------------    --------------
                    Cash and cash equivalents, end of period                   $         2,036    $        1,679
                                                                               ===============    ==============

                    Supplemental Cash Flow Data:

                    Cash paid during the period for:
                       Income taxes, net                                       $         3,261    $        2,642
                       Interest                                                          7,776             7,305

                    Disclosure of noncash investing activity:
                       Assets acquired under capital lease                     $             -    $       13,311



  The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - GENERAL

General
-------

The accompanying consolidated financial statements include the accounts of Shoppers Food Warehouse Corp. (a Delaware corporation) and its subsidiaries, (collectively "Shoppers" or the "Company") for the 13 weeks ended July 28, 2001 ("second quarter 2002"), the 26 weeks ended July 28, 2001 ("year to date 2002"), the 13 weeks ended July 29, 2000 ("second quarter 2001"), and the 26 weeks ended July 29, 2000 ("year to date 2001"). All significant intercompany accounts and transactions have been eliminated. Shoppers operates in one business segment. The Company is an indirect wholly-owned subsidiary of SUPERVALU INC. ("SUPERVALU").

The accompanying consolidated financial statements of the Company as of July 28, 2001, and for the 13 weeks and 26 weeks ended July 28, 2001, and July 29, 2000, have not been audited. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying consolidated financial statements.

In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position of the Company as of July 28, 2001, and the results of its operations for the 13-week and 26-week periods ended July 28, 2001, and July 29, 2000, respectively.

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

NOTE 2 - TRANSACTIONS WITH AFFILIATES

Transactions with SUPERVALU
---------------------------

The consolidated balance sheet includes $41.0 million and $63.7 million due to affiliates at July 28, 2001 and January 27, 2001, respectively. The amounts outstanding consist primarily of amounts due to SUPERVALU for the purchase of bonds, capital spending, income taxes, inventory purchases and general and administrative expenses.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Forward Looking Statements
--------------------------

Statements in this report that are not historical in nature, including references to beliefs, anticipations or expectations, are "forward-looking" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to a wide variety of risks and uncertainties that could cause actual results to differ materially from those projected including, without limitation, the ability of the Company (as defined above) to open new stores, the effect of regional economic conditions, the effect of increased competition in the markets in which the Company operates and other risks described from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements, which revisions may be made to reflect any future events or circumstances, other than through its regular quarterly and annual reports filed with the Securities and Exchange Commission (the "SEC").

Results of Operations
---------------------

RESULTS FOR THE QUARTER:
-----------------------

Sales were $243.0 million for second quarter 2002, compared to $225.0 million for second quarter 2001, an increase of 8.0%. The sales increase was primarily due to the opening of two new stores since first quarter 2001, as well as an increase of 0.8% in comparable store sales.

Gross profit, as a percentage of sales, increased to 26.2% in second quarter 2002, compared to 25.0% in second quarter 2001. The increase is primarily due to improved merchandising activities.

Selling and administrative expenses, as a percentage of sales, increased to 21.8% for second quarter 2002, compared to 21.0% for second quarter 2001. The increase is primarily due to higher union health insurance expense in addition to the impact of opening two new stores with less expense leverage.

Operating income was $10.5 million for second quarter 2002, compared to $9.0 million for second quarter 2001. The increase was primarily due to the increase in sales and gross profit.

Interest expense increased approximately $0.1 million from $3.7 million during second quarter 2001, to $3.8 million during second quarter 2002.

The effective income tax rate for second quarter 2002 was 48.5%, compared to 49.5% for second quarter 2001. The decrease is primarily attributable to increased taxable earnings in relation to the fixed amount of non-deductible goodwill associated with the SUPERVALU acquisition.

Net income was $4.0 million during second quarter 2002, compared to $3.3 million during second quarter 2001, an increase of 23.1%.

YEAR TO DATE RESULTS:
--------------------

Sales were $478.9 million year to date 2002, compared to $439.6 million year to date 2001, an increase of 8.9%. The sales increase was primarily due to the opening of two new stores from the prior year, as well as an increase of 0.9% in comparable store sales.

Gross profit, as a percentage of sales, increased to 25.5% year to date 2002, compared to 24.9% year to date 2001. The increase is primarily due to improved merchandising activities.

Selling and administrative expenses, as a percentage of sales, remained essentially flat year to date 2002 at 21.7% compared to 21.6% year to date 2001.

Operating income was $17.9 million year to date 2002, compared to $14.7 million year to date 2001. The increase was primarily due to the increase in sales and gross profit.

Interest income increased by approximately $0.4 million year to date 2002 from $2.2 million year to date 2001 to $2.6 million year to date 2002 due to an increase in the outstanding balance of the note receivable.

Interest expense increased approximately $0.4 million from $7.3 million year to date 2001, to $7.7 million year to date 2002, due to higher average borrowings.

The effective income tax rate for year to date 2002 was 50.1%, compared to 51.8% for year to date 2001. The decrease is primarily attributable to increased taxable earnings in relation to the fixed amount of non-deductible goodwill associated with the SUPERVALU acquisition.

Net income was $6.4 million year to date 2002, compared to $4.7 million year to date 2001, an increase of 36.9%.

Liquidity and Capital Resources
-------------------------------

During second quarter 2002, operating activities generated net cash of $24.7 million, compared to generating $9.3 million during second quarter 2001. The increase was primarily due to an increase in working capital of $11.5 million for second quarter 2002, compared to second quarter 2001.

Investing activities used $2.6 million during second quarter 2002, compared to generating $1.0 million during second quarter 2001. The change reflects lower capital expenditures of $0.7 million. The cash generated in second quarter 2001 includes the receipt of reimbursement of renovation costs from a landlord of $4.4 million.

Financing activities primarily reflect the payment to affiliated companies of $22.7 million during second quarter 2002, compared to $9.1 million during second quarter 2001.

The Company believes that cash flows from its operations as well as cash provided by affiliated companies will be adequate to meet its anticipated requirements for working capital, debt service and capital expenditures.

New accounting standards
------------------------
In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. For the Company, this amortization of existing goodwill will cease on January 26, 2002. Any goodwill resulting from an acquisition completed after June 30, 2001 will not be amortized. SFAS No 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the discontinuation of amortization of goodwill and goodwill will be tested for impairment under the new standard beginning in the first quarter of fiscal 2003.

In June 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company is required and plans to adopt the provisions of Statement No. 143 for the first quarter of fiscal 2004.

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

                          PART II - Other Information

Item 1.   Legal Proceedings
------    -----------------

          None

Item 2.   Changes in Securities and Use of Proceeds
------    -----------------------------------------

          Not Applicable

Item 3.   Defaults Upon Senior Securities
------    -------------------------------

          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------

          Not Applicable

Item 5.   Other Information
------    -----------------

          None

Item 6.   Exhibits and Reports on Form 8-K
------    --------------------------------
          (A)  Exhibits
               None

          (B)  Reports on Form 8-K
               None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SHOPPERS FOOD WAREHOUSE CORP.



     Date: September 10, 2001
                                                  By: /s/ Pamela K. Knous
                                                     -------------------------
                                                      Pamela K. Knous
                                                      Executive Vice President,
                                                      Chief Financial Officer
                                                      (authorized officer of
                                                      the registrant and
                                                      principal financial
                                                      officer)