Form 10-Q
period 2001-10-27
SHOPPERS FOOD WAREHOUSE CORP
filed 2001-12-11
CIK 1043065

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period (13 weeks) ended October 27, 2001.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________


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

At December 3, 2001 the registrant had 23,333 shares of Class A Common Stock, non-voting, $5.00 par value per share, outstanding and 10,000 shares of Class B Common Stock, voting, $5.00 par value per share, outstanding. The common stock of Shoppers Food Warehouse Corp. is not publicly traded.

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

                         SHOPPERS FOOD WAREHOUSE CORP.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                     October 27,     January 27,
                                                                         2001            2001
                                                                     -----------     -----------
                              Assets

Current assets:
   Cash and cash equivalents                                           $  2,089       $  2,966
   Accounts receivable, net                                               6,100         20,120
   Merchandise inventories                                               38,902         38,065
   Other current assets                                                   4,574          5,286
                                                                       --------       --------
     Total current assets                                                51,665         66,437

Property and equipment, net                                              93,498         88,400
Goodwill, net                                                           293,754        297,725
Lease rights, net                                                        25,752         26,706
Note receivable, related party                                           50,433         46,897
Other assets                                                                318            825
                                                                       --------       --------
     Total assets                                                      $515,420       $526,990
                                                                       ========       ========

                  Liabilities and Stockholder's Equity

Current liabilities:
   Accounts payable                                                    $ 11,164       $  8,861
   Accrued expenses                                                      26,473         23,388
   Due to affiliates                                                     30,105         63,677
   Accrued income taxes                                                  19,960         16,122
   Current maturities of capital lease obligations                          829            658
                                                                       --------       --------
     Total current liabilities                                           88,531        112,706

Senior notes due 2004                                                   175,410        178,370
Capital lease obligations                                                32,781         26,619
Other liabilities                                                         8,679          8,633
                                                                       --------       --------
     Total liabilities                                                  305,401        326,328
                                                                       --------       --------

Stockholder's equity:
 Class A common stock, nonvoting, par value $5 per share, 25,000
     shares authorized; 23,333 shares issued and outstanding                117            117
 Class B common stock, voting, par value $5 per share, 25,000
     shares authorized, 10,000 shares issued and outstanding                 50             50
 Additional paid-in capital                                             189,241        189,241
 Retained earnings                                                       20,611         11,254
                                                                       --------       --------
     Total stockholder's equity                                         210,019        200,662
                                                                       --------       --------
     Total liabilities and stockholder's equity                        $515,420       $526,990
                                                                       ========       ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          SHOPPERS FOOD WAREHOUSE CORP.
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                 (in thousands)

                                           Third quarter (13 weeks)       Year to date (39 weeks)
                                                    ended                         ended
                                          --------------------------    --------------------------
                                          October 27,    October 28,    October 27,    October 28,
                                             2001           2000           2001           2000
                                          -----------    -----------    -----------    -----------
Sales                                       $240,444       $219,063       $719,305       $658,654
Cost of sales                                177,830        162,376        534,704        492,300
                                            --------       --------       --------       --------
  Gross profit                                62,614         56,687        184,601        166,354
                                            --------       --------       --------       --------

Selling and administrative expenses           53,919         48,207        158,017        143,137
                                            --------       --------       --------       --------

  Operating income                             8,695          8,480         26,584         23,217

Interest income                                1,180          1,196          3,819          3,407
Interest expense                               4,005          3,544         11,712         10,805
                                            --------       --------       --------       --------
  Net interest expense                         2,825          2,348          7,893          7,398

Earnings before income taxes                   5,870          6,132         18,691         15,819

Provision for income taxes                     2,909          3,085          9,334          8,101
                                            --------       --------       --------       --------

    Net earnings                            $  2,961       $  3,047       $  9,357       $  7,718
                                            ========       ========       ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         SHOPPERS FOOD WAREHOUSE CORP.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                           Year to date (39 weeks)
                                                                    ended
                                                         ---------------------------
                                                         October 27,     October 28,
                                                            2001            2000
                                                         -----------     -----------
Net cash provided by operating activities                  $ 39,033        $ 14,919
                                                           --------        --------

Cash flows from investing activities:
  Capital expenditures                                       (5,769)        (18,269)
  Reimbursement of renovation costs from landlord              --             4,371
                                                           --------        --------
     Net cash used in investing activities                   (5,769)        (13,898)
                                                           --------        --------

Cash flows from financing activities:
  Cash provided to affiliated companies                     (33,572)           (551)
  Principal payments under capital lease obligations           (569)           (377)
                                                           --------        --------
     Net cash used in financing activities                  (34,141)           (928)
                                                           --------        --------

Net (decrease) increase in cash and cash equivalents           (877)             93
Cash and cash equivalents, beginning of period                2,966           3,390
                                                           --------        --------
Cash and cash equivalents, end of period                   $  2,089        $  3,483
                                                           ========        ========

Supplemental Cash Flow Data:

Cash paid during the period for:
   Income taxes, net                                       $  5,504        $  3,525
   Interest                                                  15,748          14,830

Disclosure of noncash investing activity-
   Assets acquired under capital lease                     $  6,902        $  5,782

              The accompanying notes are an integral part of these
                       consolidated financial statements.

NOTE 1 - GENERAL

General
--------

The accompanying consolidated financial statements include the accounts of Shoppers Food Warehouse Corp., a Delaware corporation, and its subsidiaries, (collectively "Shoppers" or the "Company") for the 13 weeks ended October 27, 2001 ("third quarter 2002"), the 39 weeks ended October 27, 2001 ("year to date 2002"), the 13 weeks ended October 28, 2000 ("third quarter 2001"), and the 39 weeks ended October 28, 2000 ("year to date 2001"). All significant intercompany accounts and transactions have been eliminated. Shoppers operates in one business segment. The Company is an indirect wholly-owned subsidiary of SUPERVALU INC. ("SUPERVALU").

The accompanying consolidated financial statements of the Company as of October 27, 2001, and for the 13 weeks and 39 weeks ended October 27, 2001, and October 28, 2000, have not been audited. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying consolidated financial statements.

In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position of the Company as of October 27, 2001, and the results of its operations for the 13-week and 39-week periods ended October 27, 2001, and October 28, 2000, respectively.

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

Reclassifications
-----------------

Certain previous year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on net earnings or total stockholder's equity.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

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

Results of Operations
---------------------

RESULTS FOR THE QUARTER:
------------------------

Sales were $240.4 million for third quarter 2002, compared to $219.1 million for third quarter 2001, an increase of 9.8%. The sales increase was primarily due to the opening of two new stores in fourth quarter 2001, as well as an increase of 3.3% in comparable store sales.

Gross profit, as a percentage of sales, remained relatively consistent at 26.0% in third quarter 2002, compared to 25.9% in third quarter 2001.

Selling and administrative expenses, as a percentage of sales, increased slightly to 22.4% for third quarter 2002, compared to 22.0% for third quarter 2001. The increase is primarily due to higher union health insurance expense.

Operating income was $8.7 million for third quarter 2002, compared to $8.5 million for third quarter 2001. The increase was primarily due to the increases in sales and gross profit, substantially offset by higher selling and administrative expenses.

Interest expense increased approximately $0.5 million from $3.5 million during third quarter 2001, to $4.0 million during third quarter 2002. The increase in interest expense was due to an increase in capital lease obligations relating to the new stores.

The effective income tax rate for third quarter 2002 was 49.6%, compared to 50.3% for third quarter 2001.

Net income was $2.9 million during third quarter 2002, compared to $3.0 million during third quarter 2001, a decrease of 3.9 %.

YEAR TO DATE RESULTS:
---------------------

Sales were $719.3 million year to date 2002, compared to $658.7 million year to date 2001, an increase of 9.2%. The sales increase was primarily due to the opening of two new stores in fourth quarter 2001, as well as an increase of 1.7% in comparable store sales.

Gross profit, as a percentage of sales, increased to 25.7% year to date 2002, compared to 25.3% year to date 2001. The increase is primarily due to improved merchandising activities.

Selling and administrative expenses, as a percentage of sales, increased slightly to 22.0% year to date 2002, compared to 21.7% year to date 2001. The increase is primarily due to higher union health insurance expense.

Operating income was $26.6 million year to date 2002, compared to $23.2 million year to date 2001. The increase was primarily due to the increases in sales and gross profit, partially offset by higher selling and administrative expenses.

Interest income increased by approximately $0.4 million year to date 2002 from $3.4 million year to date 2001 to $3.8 million year to date 2002 due to an increase in the outstanding balance of the note receivable.

Interest expense increased approximately $0.9 million from $10.8 million year to date 2001, to $11.7 million year to date 2002. The increase in interest expense was due to an increase in capital lease obligations relating to the new stores.

The effective income tax rate for year to date 2002 was 49.9%, compared to 51.2% for year to date 2001. The decrease is primarily attributable to increased taxable earnings in relation to the fixed amount of non-deductible goodwill associated with the SUPERVALU acquisition.

Net income was $9.3 million year to date 2002, compared to $7.7 million year to date 2001, an increase of 20.8%.

Liquidity and Capital Resources
-------------------------------

Year-to date 2002, operating activities generated net cash of $39.0 million, compared to generating $14.9 million year to date 2001. The increase was primarily due to a reduction in working capital of $21.8 million year to date 2002, compared to year to date 2001.

Investing activities used $5.8 million year to date 2002, compared to using $13.9 million year to date 2001. The change reflects lower capital expenditures of $3.0 million, compared to year to date 2001.

Financing activities primarily reflect the payment to affiliated companies of $33.6 million year to date 2002, compared to $0.6 million year to date 2001.

The Company believes that cash flows from its operations as well as cash provided by affiliated companies will be adequate to meet its anticipated requirements for working capital, debt service and capital expenditures.

New accounting standards
------------------------

In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. For the Company, this amortization of existing goodwill will cease on January 26, 2002. Any goodwill resulting from an acquisition completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the discontinuation of amortization of goodwill and goodwill will be tested for impairment under the new standard beginning in the first quarter of fiscal 2003.

In June 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company is required and plans to adopt the provisions of Statement No. 143 in the first quarter of fiscal 2004.

In August 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". However, this statement retains the fundamental provisions of SFAS No. 121 for
(a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.

SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. However, this Statement retains the requirement of APB No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. This statement also amends ARB No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a temporarily controlled subsidiary. The Company is required and plans to adopt the provisions of SFAS No. 144 in the first quarter of fiscal 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

                           PART II - Other Information

Item 1.  Legal Proceedings
-------  -----------------

         None

Item 2.  Changes in Securities and Use of Proceeds
-------  -----------------------------------------

         Not Applicable

Item 3.  Defaults Upon Senior Securities
-------  -------------------------------

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         Not Applicable

Item 5.  Other Information
-------  -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         (A)  Exhibits

              None

         (B)  Reports on Form 8-K

              None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SHOPPERS FOOD WAREHOUSE CORP.


     Date: December 10, 2001           By: /s/ Pamela K. Knous
                                           -------------------------------------
                                           Pamela K. Knous
                                           Executive Vice President, Chief
                                           Financial Officer (authorized
                                           officer of the registrant and
                                           principal financial officer)