Form 10-Q
period 2002-04-27
SHOPPERS FOOD WAREHOUSE CORP
filed 2002-06-11
CIK 1043065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (13 weeks) ended April 27, 2002.

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

(Address of principal executive office)                                         (Zip Code)

(952) 828-4000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.        Yes     X          No

At June 3, 2002 the registrant had 23,333 shares of Class A Common Stock, non-voting, $5.00 par value per share, outstanding and 10,000 shares of Class B Common Stock, voting, $5.00 par value per share, outstanding. The common stock of Shoppers Food Warehouse Corp. is not publicly traded.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PART I

ITEM 1.    Financial Statements

The consolidated financial statements included herein have been prepared by Shoppers Food Warehouse Corp. (“Shoppers” or the “Company”) without audit (except for the consolidated balance sheet as of January 26, 2002, which has been derived from the audited consolidated balance sheet as of that date) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted because they are not applicable or not required.

It is suggested that these consolidated financial statements are read in conjunction with the consolidated financial statements and notes thereto included in Shoppers’ Annual Report on Form 10-K for the fiscal year ended January 26, 2002.

SHOPPERS FOOD WAREHOUSE CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	April 27, 2002	January 26, 2002
Assets
Current assets:
Cash and cash equivalents	$1,256	$4,498
Accounts receivable, net	9,990	10,005
Merchandise inventories	36,786	36,929
Other current assets	5,901	5,655

Total current assets	53,933	57,087

Property and equipment, net	102,032	93,936
Goodwill	291,811	291,811
Lease rights, net	25,121	25,466
Note receivable, related party	52,680	51,520
Other assets	321	310

Total assets	$525,898	$520,130

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$12,974	$12,126
Accrued expenses	29,952	25,332
Due to affiliates	13,850	21,854
Accrued income taxes	29,281	30,517
Current maturities of capital lease obligations	1,234	875

Total current liabilities	87,291	90,704

Senior notes due 2004	173,403	174,406
Capital lease obligations	36,799	32,566
Other liabilities	11,995	11,882

Total liabilities	309,488	309,558

Stockholder’s Equity:
Class A common stock, nonvoting, par value $5 per share, 25,000 shares authorized; 23,333 1/3 shares issued and outstanding	117	117
Class B common stock, voting, par value $5 per share, 25,000 shares authorized, 10,000 shares issued and outstanding	50	50
Additional paid-in capital	189,241	189,241
Retained earnings	27,002	21,164

Total stockholder’s equity	216,410	210,572

Total liabilities and stockholder’s equity	$525,898	$520,130

The accompanying notes are an integral part of these consolidated financial statements.

SHOPPERS FOOD WAREHOUSE CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands)

	April 27, 2002	April 28, 2001
	(13 weeks)	(13 weeks)

Sales	$246,800	$235,900
Cost of sales	180,868	177,474

Gross profit	65,932	58,426

Selling and administrative expenses	54,049	51,370

Operating income	11,883	7,056

Interest income	1,160	1,056
Interest expense	3,438	3,430

Net interest expense	2,278	2,374

Earnings before income taxes	9,605	4,682

Provision for income taxes	3,767	2,672

Net earnings	$5,838	$2,010

The accompanying notes are an integral part of these consolidated financial statements.

SHOPPERS FOOD WAREHOUSE CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	April 27, 2002	April 28, 2001
	(13 weeks)	(13 weeks)

Net cash provided by operating activities:	$11,050	$20,461

Cash flows used in investing activity:
Capital expenditures	(6,091)	(2,192)

Cash flows used in financing activities:
Cash provided to affiliated companies	(8,004)	(16,949)
Principal payments under capital lease obligations	(197)	(162)

Net cash used in financing activities	(8,201)	(17,111)

Net (decrease) increase in cash and cash equivalents	(3,242)	1,158
Cash and cash equivalents, beginning of period	4,498	2,966

Cash and cash equivalents, end of period	$1,256	$4,124

Supplemental Cash Flow Data:

Cash paid during the period for:
Income taxes, net	$—	$—
Interest	—	—

Disclosure of noncash investing activity:
Leased asset additions and related obligations	$4,789	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1—GENERAL

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Shoppers Food Warehouse Corp. (a Delaware corporation) and its subsidiaries, (collectively “Shoppers” or the “Company”) for the 13 weeks ended April 27, 2002 (“first quarter 2003”), and the 13 weeks ended April 28, 2001 (“first quarter 2002”). All significant intercompany accounts and transactions have been eliminated. Shoppers operates in one business segment. The Company is an indirect wholly owned subsidiary of SUPERVALU INC. (“SUPERVALU”).

The accompanying consolidated financial statements of the Company as of April 27, 2002, and for the first quarter 2003 and the first quarter 2002, have not been audited. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying consolidated financial statements.

In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position of the Company as of April 27, 2002, and the results of its operations for the first quarter 2003 and the first quarter 2002.

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

Reclassifications

Certain reclassifications have been made to prior year’s financial statements to conform to the 2003 presentation. These reclassifications did not affect results of operations as previously reported.

Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires companies to cease amortizing goodwill and test at least annually for impairment. For Shoppers, amortization of goodwill ceased on January 27, 2002, at which time it was tested for impairment. Shoppers has one reporting unit that was tested for impairment by comparing the fair value of the reporting unit with its carrying value of goodwill and other intangible assets as of January 27, 2002. Fair value was determined based on a valuation study performed by the Company which primarily considered the discounted cash flow method. As a result of this impairment test, Shoppers recorded no impairment loss.

The following schedule reconciles net earnings to adjusted net earnings, which excludes amortization expense, for the first quarter ended April 28, 2001, prior to the adoption of SFAS No. 142:

	April 27, 2002	April 28, 2001
	(13 weeks)	(13 weeks)

Reported net earnings	$5,838	$2,010
Goodwill amortization	—	1,926

Adjusted net earnings	$5,838	$3,936

In August 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Shoppers adopted the provisions of SFAS No. 144 effective January 27, 2002. Shoppers tested for impairment by comparing the fair value of its assets with the carrying value. Fair value was determined based on a valuation study performed by the Company which primarily considered the undiscounted cash flow method. As a result of this impairment test, Shoppers recorded no impairment loss.

NOTE 2—SUBSEQUENT EVENT

Senior Notes Due 2004

On May 16, 2002, the Company provided notice to the holders of the Senior Notes that on June 17, 2002 the Company would redeem the outstanding Senior Notes at the redemption price of 102.4375% of the principal amount of the Senior Notes, plus any accrued interest and unpaid interest. The Company will redeem these Senior Notes with cash provided by SUPERVALU.

ITEM	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net sales were $246.8 million for the first quarter 2003, compared to $235.9 million for the first quarter 2002, an increase of 4.6 percent. The sales increase was primarily due to positive comparable store sales for the first quarter 2003.

Gross profit, as a percentage of net sales, increased to 26.7 percent for the first quarter 2003, compared to 24.8 percent for the first quarter 2002. The increase is primarily due to a change in product mix.

Selling and administrative expenses, as a percentage of net sales, increased to 21.9 percent for the first quarter 2003, compared to 21.8 percent for the first quarter 2002. Excluding goodwill amortization, selling and administrative expenses, as a percentage of sales, were 21.0 percent for the first quarter 2002. The increase is due to higher wages and benefits costs associated with negotiated union rates and higher maintenance and occupancy costs.

Operating income, as a percentage of net sales, increased to 4.8 percent for the first quarter 2003, compared to 3.0 percent for the first quarter 2002. The increase was primarily due to an increase in gross profit on the increased sales activity and the adoption of SFAS No. 142.

Interest income and interest expense remained relatively flat during the first quarter 2003 as compared to the first quarter 2002, as expected.

The effective income tax rate for the first quarter 2003 was 39.2 percent, compared to 57.1 percent for the first quarter 2002. The decrease is primarily attributable to the adoption of SFAS No. 142 in the first quarter 2003.

Net income was $5.8 million during the first quarter 2003, compared to $2.0 million during the first quarter 2002.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter 2003, operating activities generated net cash of $11.1 million, compared to generating $20.5 million during the first quarter 2002. The decrease was primarily due to the change in working capital year to date 2003, compared to year to date 2002.

Cash used in investing activities was $6.1 million during the first quarter 2003 compared to $2.2 million during the first quarter 2002. The increase in cash used in investing activities is attributable to capital expenditures related to a store remodel and a store opening subsequent to the first quarter 2003.

Cash used in financing activities was $8.2 million during the first quarter 2003 compared to $17.1 million during the first quarter 2002. This activity reflects transfers made to affiliated companies of $8.0 million during the first quarter 2003, compared to $16.9 million during the first quarter 2002. The decrease in cash transferred to affiliates was primarily driven by a decrease in cash provided by operating activities that is utilized to make transfers to affiliates.

On May 16, 2002, the Company provided notice to the holders of the Senior Notes that on June 17, 2002 the Company would redeem the outstanding Senior Notes at the redemption price of 102.4375% of the principal amount of the Senior Notes, plus any accrued interest and unpaid interest. The Company will redeem these Senior Notes with cash provided by SUPERVALU.

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

Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

Any statements in this report regarding Shoppers’ outlook for its business and their respective markets, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends and other matters, are forward-looking statements based on management’s assumptions and beliefs. Such statements may be identified by such words or phrases as “will likely result,” “are expected to,” “will continue,” “outlook,” “is anticipated,” “estimate,” “project,” “management believes” or similar expressions. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in such forward-looking statements and no assurance can be given that the results in any forward-looking statement will be achieved. For these statements, Shoppers claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The following is a summary of certain factors, the results of which could cause Shoppers’ future results to differ materially from those expressed or implied in any forward-looking statements contained in this report:

•	competitive practices in the retail food and food distribution industries,
•	the nature and extent of the consolidation of the retail food industry,
•	general and economic or political conditions that affect consumer buying habits generally or acts of terror directed at the food industry that affect consumer behavior,
•	potential work disruptions from labor disputes or national emergencies,
•	the availability of favorable credit and trade terms, and
•	other risk factors inherent in the retail food industry.

Any forward-looking statement speaks only as of the date on which such statement is made, and Shoppers undertakes no obligation to update such statement to reflect events or circumstances arising after such date.

ITEM 3.    Quantitative and Qualitative Disclosure About Market Risk

Shoppers is not exposed to material market risk. Interest on both the Company’s notes receivable and Senior Notes are at fixed rates. The market value of the fixed rate notes is subject to change due to fluctuations in market interest rates. Shoppers does not have any other financial instruments that result in material exposure to interest rate risk.

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

SHOPPERS FOOD WAREHOUSE CORP.

Date: June 11, 2002	By:	/s/ Pamela K. Knous
Pamela K. Knous Executive Vice President, Chief Financial Officer (principal financial and accounting officer)